Form 10-Q/A
period 2014-08-31
Artex Corp.
filed 2014-12-08
CIK 1605740

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

+ 1 925 399 8016
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,500,000 common shares issued and outstanding as of December 8, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ciechocin, Poland, on December 8, 2014.

ARTEX CORP.

By:		/s/ Jacek Niezgoda
	Name:	Jacek Niezgoda
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)