Form 10-Q
period 2014-11-30
Artex Corp.
filed 2015-01-06
CIK 1605740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,600,000 common shares issued and outstanding as of November 30, 2014.

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

ARTEX CORP.

BALANCE SHEET

AS OF NOVEMBER 30, 2014 AND FEBRUARY 28, 2014

ASSETS		November 30, 2014 (Unaudited)	February 28, 2014 (Audited)

Current Assets
Cash and cash equivalents		$5,298	$1,846
Total Current Assets		5,298	1,846

Fixed Assets
Equipment		1,839	1,839
Total Fixed Assets		1,839	1,839

Total Assets		$7,137	$3,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$		$3,500
Loan from director		6,700	200

Total Liabilities		6,700	3,700

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,600,000 shares issued and outstanding		5,460	3,500
Additional paid-in capital		18,755	-
Deficit accumulated during the development stage		(23,778)	(3,515)

Total Shareholders’ Equity		437	(15)

Total Liabilities and Shareholders’ Equity		$7,137	$3,685

See accompanying notes to unaudited financial statements.

ARTEX CORP.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014

 (UNAUDITED)

	Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014
REVENUES	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	17,300	20,263
TOTAL OPERATING EXPENSES	17,300	20,263
NET LOSS FROM OPERATIONS	(17,300)	(20,263)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(17,300)	$(20,263)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,416,264	3,803,200

See accompanying notes to unaudited financial statements.

ARTEX CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS PERIOD ENDED NOVEMBER 30, 2014

(UNAUDITED)

For the Nine Months Ended November 30, 2014
Cash flows from operating activities:
Net loss for the period	$(20,263)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in Accounts Payable	(3,500)
Cash flows used in operating activities	(23,763)

Cash flows from financing activities:
Proceeds from sale of common stock	20,715
Loans payable	6,500

Cash flows provided by financing activities	27,215

Cash flows from investing activities
Purchase of Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	3,452

Cash, beginning of the period	1,846
Cash, end of the period	$5,298

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to unaudited financial statements.

ARTEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Artex Corp. was incorporated in the State of Nevada on October 24, 2013. We are a Company formed to sell popcorn from mobile carts in Poland.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending November 30, 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,298 of cash as of November 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods. Assets depreciated and amortized over their estimated useful life.  Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

ARTEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

NOTE 4- FIXED ASSETS

Company purchased 12 oz popcorn machine with cart.

	November 30, 2014	February 28, 2014
Fixed assets:
Equipment	$ 1,839	$ 1,839
Less: accumulated depreciation	-	-
Net fixed assets	$ 1,839	$ 1,839

No depreciation was recorded during the period from inception through November 30, 2014

NOTE 4 – LOAN FROM DIRECTOR

Since Company’s incorporation Director has loaned $6,700.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,700 as of November 30, 2014.

ARTEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 13, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between March 2014 and November 2014, the Company sold 2,100,000 shares of common stock for net cash proceeds of $20,715 at $0.01 per share.

There were 5,600,000 shares of common stock issued and outstanding as of November 30, 2014.

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

NOTE 7 – INCOME TAXES

As of February 28, 2014, the Company had net operating loss carry forwards of approximately $3,515 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

February 28, 2014
Federal income tax benefit attributable to:
Current Operations	$ 1,195
Less: valuation allowance	(1,195)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,195
Less: valuation allowance	(1,195)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,515 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were available to be issued, December 30, 2014, and to the date of filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company established a fiscal year end of February 28. As of November 30, 2014, we have not generated any revenues, have minimal assets and have incurred losses.

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

THREE AND SIX MONTHS PERIOD ENDED NOVEMBER 30, 2014

Our net losses for the three and nine months period ended November 30, 2014 were $17,300, and $20,263 respectively. During the three and nine month period ended November 30, 2014 we have not generated any revenue.

During the three and nine months period ended November 30, 2014 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding were 4,416,264 and 3,803,200 for the three and nine months period ended November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS PERIOD ENDED NOVEMBER 30, 2014

As at November 30, 2014, our total assets were $7,137. Total assets were comprised of $5,598 in cash and fixed assets of $1,839. As at November 30, 2014, our current liabilities were $6,700. Stockholders’ equity was $437.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended November 30, 2014, net cash flows used in operating activities was $23,763

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended November 30, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended November 30, 2014, net cash flows provided by financing activities was $27,215.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ciechocin, Poland, on January 5, 2015.

ARTEX CORP.

By:		Jacek Niezgoda
	Name:	Jacek Niezgoda
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)