Form 10-K
period 2015-02-28
Artex Corp.
filed 2015-04-03
CIK 1605740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-196109

ARTEX CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	5400	41-2282815
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

CIECHOCIN 28, CIECHOCIN, 87-100, POLAND (Address of principal executive offices)

+ 1 925 399 8016
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,600,000 common shares issued and outstanding as of April 2, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PRODUCT

Our product will be popcorn. The flavors will be added by customers. Main ingredients are popcorn kernels, salt, and oil. Preparation will be done in 12 oz popcorn machines with cart.

TARGET MARKET

Our company is planning to target low and middle income families in Poland. We plan to start in Warsaw and Metropolitan area, with future planned expansion to Krakow and Lodz.

Thorough the ongoing economic crisis in European Union,  Poland is the only country not to experience a fall in GDP. Therefore, the buying power of our target market has not decreased.  (Source: http://gain.fas.usda.gov )

COMPETITION

Our competition is large number of small vendors, and hundreds of artisan producers, who sell snack products as well as packaged popcorn. Many of them hold the same product price. Our competitive advantage is the freshness of our product; it is made in front of the customer. We are in competitive disadvantage due to the additional cost associated with required regulatory filings for publicly traded companies, foreign exchange rates fluctuations and import duty and value added tax. We intend to counteract those costs by increasing our selling prices. If we raise the price of our popcorn, some of our customers may not be willing or able to pay the increased prices causing a reduction in our sales which may affect our business negatively.  This may negatively affect the Company’s financial performance and results of operations.

In order to compete in this market we have to be price conscious and have name recognition. In order to achieve the name recognition we will have to follow our marketing strategy, and if any additional funds will be available, spent it on additional advertising.

MARKETING

Initially we plan to place our stands in the malls. Our company’ ads and commercials will be placed in malls’ advertising magazines, and internal commercials. Sales personnel will be giving free samples to the people.

In addition, we will be hiring marketing company that does direct mail and mailbox mailer. Mailbox mailer is simply going around the area close to where our stands are and placing coupons in the mail box. Direct-mail is a list of people that signed up to receive coupons but may be living in different areas.

EQUIPMENT

12 oz. popcorn machine with cart:

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

SUPPLIES

All our supplies, such as corn, oils (coconut or canola), salt, flavoring, kettle cleaning kits and packaging will be purchased from the local stores in Warsaw and Metropolitan area. There is no need to invest in high inventory levels due to its high availability. Local stores there the supplies can be purchased are ranging from local corner stores to supermarket chains such as Alma, Bomi, Piotr i Pawel, Carrefour , Kaufland , and Tesco. Therefore, we plan to keep minimal inventory on hands.

FREIGHT

We plan to ship 12 oz. popcorn machines with carts from the US to Poland. All the supplies will be bought locally in Poland and will not require costly shipping costs. At this stage we do not have written contract with any of the shipment companies.

CONTRACTS

We do not have any contracts in place. When we will know the quantity of equipment we can afford, discounts if any can be discussed/negotiated with the equipment manufacturers and shipment companies.

PERMITS

At this stage of our company development, we do not have any permits. Vending business operators required to have a permit in order to sell products to the public. Permits will be obtained from government for the cost of $180 per cart. Permits have to be renewed annually and are issued for specific geographic zones. Additional permits will have to be purchased for specific ventures such as expo shows and concerts. Cost is varied based on the venture from $20 to $80 per venture.We do not require any certification for product (popcorn) because all direct materials will be purchased locally; therefore, no certification will be required.

POPCORN CARTS PLACMENT LOCATIONS

Initially we plan to place 12 oz. popcorn machines with carts in the malls in Warsaw and Metropolitan area. Our future expansion will be based on the amount of finance obtained. Popcorn stands will be placed in other major cities such as Krakow and Lodz and in the following locations: expo shows, concerts, Schools, Convention Centers, Zoos, Midways, Concession Stands, and Snack Bars. We might be able to enter into revenue sharing agreement with the owners/management for the taken space for the commission up to 20% of gross margin. Owner of the rental space will be paid negotiated percentage (up to 20%) of the location monthly gross margin.

OFFICE

Director provides our company with office space at no charge. Office is located at Ciechocin 28, Ciechocin, 87-100 Poland.

LEASES

Our 12 oz. popcorn machine with cart requires one square meter of operational space. Lease terms and durations in Warsaw and Metropolitan area malls as follows:

1.	Rate is ranging from $75 to $200 per moths or $900 to $2,400 per year. Tacking in to the account conservatism, our lease expense per location we will be $200 per month or $2,400 per year.
2.	Duration of short term lease varies from 1 to 12 months. Tacking in to the account conservatism, our lease duration per location we will be 12th months.
3.

Lease payment is due at the signing of the lease. Director will be a guarantor for the leases. To remove Director’ personal liability, full amount of the lease term will be due on the singing of the lease.

(Source: Personal visits to six random malls located in Warsaw and Metropolitan area: Arkadia, Blue City, Atrium Reduta, King Cross Praga, Zlote Tarasy, and Sadyba Best Mall)

PRICING

Our product pricing will be at the same level as our surrounding competition.

Suggested Sale Price:	$2.00
Cost	$0.25
Profit	$1.75

(Source: Personal visits to six random stores located in Warsaw and Metropolitan area.)

Our future pricing will reflect inflation and general commodity price increases. To keep in line with our competition, we may be forced to lower the price of our popcorn below our set pricing to keep up with completion, which will affect our profits.

Our cost estimate is based on average supply cost to be purchased from regular stores in Warsaw and Metropolitan area.

INSURANCE

We do not hold any insurance. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We are going to hire locals for the positions of sales people. Sales personnel salary remuneration will be commission based. Standard rate will be 20% of gross sales. When we will have at least five stands managers will be hired from locals or promoted from the sales people. Managers’ remuneration is commission of 5% of gross sales.

 At present, we have no employees other than, Jacek Niezgoda, our president and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of February 28, 2015, no shares of our common stock have traded

Number of Holders

As of February 28, 2015, the 5,600,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended February 28, 2015 and or the period from October 24, 2013(inception) to February 28, 2015 .  We have not paid any cash dividends since October 24, 2013(inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 13, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between March 2014 and February 2015, the Company sold 2,100,000 shares of common stock for net cash proceeds of $20,715 at $0.01 per share.

There were 5,600,000 shares of common stock issued and outstanding as of February 28, 2015.

Purchase of our Equity Securities by Officers and Directors

On February 13, 2014, Artex Corp.  offered and sold 3,500,000 share of common stock to our president and director, Jacek Niezgoda, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500 and on February 13, 2014 Artex Corp.  made the offer and sales in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities an no general solicitations were made to any person.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED FEBRUARY 28, 2015 COMPARED TO FEBRUARY 28, 2014.

Revenue

We recognized no revenue during the twelve months ended February 28, 2015 and for the period from October 24, 2013(Inception) to February 28, 2014.

Operating expenses

We incurred operating expenses of $22,995 during the twelve months ended February 28, 2015 compared to $3,515 as of February 28, 2014. Our operating expenses consisted of bank service charges and professional fees. Expenses incurred during the fiscal year ended February 28, 2015 as compared to period ended February 28, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended February 28, 2015 was $22,995 compared to a net loss of $3,515 as of February 28, 2014  due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2015, our total assets were $4,405 comprised of cash and cash equivalents $2,566 and equipment $1,839. Our total liabilities were $6,700 comprised a loan from director $6,700. As of February 28, 2014, our total assets were $3,685 comprising of cash $1,846 and equipment of $1,839. Our total liabilities were $3,700 comprised of accounts payable $3,500 and a loan from director $200.

Shareholders’ equity (deficit) has increased from $(15) as of February 28, 2014 to $(2,295) as of February 28, 2015. Increase in the deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(26,510) as of February 28, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended February 28, 2015 and February 28, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2015, net cash flows used in operating activities was $26,495 compared to $15 for February 28, 2014 .

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended February 28, 2015. Cash used in investing activities was $1,839 for the year ended February 28, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended February 28, 2015, net cash from financing activities was $27,215 consisting of $20,715 of proceeds received from the sale of shares of our common stock and $6,500 by way of loan from a director. For the fiscal year ended February 28, 2014, net cash provided by financing activities was $3,700 consisting of $3,500 of proceeds from the sale of shares of our common stock and $200 by way of loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

1	Legal and professional fees (associated with maintaining reporting status)
2	Permits
3	Leases for retail locations
4	Website development
5	Purchase of additional equipment
6	Marketing expenses

We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not purchased any significant equipment during the last - twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2015 and February 28, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending February 28, 2015

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,566 of cash as of February 28, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calc

ulated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REGISTERED AUDITOR'S CONSENT

Harris & Gillespie CPA’s, PLLC, of 3901 Stone Way North, Suite #202, Seattle, WA. 98103, do hereby consent to the use of our reports dated March 22nd, 2015 on the financial statements of Artex Corp. as of February 28, 2015 and 2014 be included in and made part of any filing to be filed with the U.S. Securities and Exchange Commission. We also consent to your use of our name as an expert in the appropriate sections of those filings.

Dated this 2nd day of April, 2015.

/S/ Harris & Gillespie CPA’s, PLLC

Artex Corp.
Balance Sheet

ASSETS		February 28, 2015	February 28, 2014

Current Assets
Cash and cash equivalents		$2,566	$1,846
Total Current Assets		2,566	1,846

Fixed Assets
Equipment		1,839	1,839
Total Fixed Assets		1,839	1,839

Total Assets		$4,405	$3,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$		$3,500
Loan from director		6,700	200

Total Liabilities		6,700	3,700

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,600,000 and 3,500,000 shares issued and outstanding respectively		5,460	3,500
Additional paid-in capital		18,755	-
Deficit accumulated during the development stage		(26,510)	(3,515)

Total Shareholders’ Equity		(2,295)	(15)

Total Liabilities and Shareholders’ Equity		$4,405	$3,685

The accompanying notes are an integral part of these financial statements

Artex Corp.

Statement of Operations

	Year Ended February 28, 2015	Year Ended February 28, 2014
REVENUES	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	22,995	3,515
TOTAL OPERATING EXPENSES	22,995	3,515
NET LOSS FROM OPERATIONS	(22,995)	(3,515)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(22,995)	$(3,515)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,246,247	3,500,000

The accompanying notes are an integral part of these financial statements

Artex Corp.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, October 24, 2013	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share	3,500,000	3,500	-	-	3,500
Net loss for the year ended February 28, 2014	-	-	-	(3,515)	(3,515)
Balance, February 28, 2014	3,500,000	$ 3,500	$ -	$ (3,515)	$(15)
Shares issued for cash at $0.01 per share	2,100,000	1,960	18,755		20,715
Net loss for the year ended February 28, 2015				(22,995)	(22,995)
Balance, February 28, 2015	5,600,000	5,460	18,755	(26,510)	(2,295)

The accompanying notes are an integral part of these financial statements

Artex Corp. Statements of Cash flows
	Year Ended February 28, 2015	Year Ended February 28, 2014
Cash flows from operating activities:
Net loss for the period	$(22,995)	$(3,515)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) Accounts Payable	(3,500)	3,500
Net cash used in operating activities	(26,495)	(15)

Cash flows from financing activities:
Proceeds from sale of common stock	20,715	3,500
Loans payable	6,500	200
Net cash provided by financing activities	27,215	3,700

Cash flows from investing activities:
Purchase of Equipment	-	(1,839)
Net cash used in operating activities	-	(1,839)

Net increase (decrease) in cash	720	1,846
Cash, beginning of the period	1,846	-
Cash, end of the period	$2,566	$1,846

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Artex Corp.

Notes to Financial Statements

February 28, 2015 and 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Artex Corp. was incorporated in the State of Nevada on October 24, 2013. We are a Company formed to sell popcorn from mobile carts in Poland

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015 .  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending February 28, 2015

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,566 of cash as of February 28, 2015.

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

Artex Corp.

Notes to Financial Statements

February 28, 2015 and 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

NOTE 4- FIXED ASSETS

Company purchased 12 oz popcorn machine with cart.

	February 28, 2015	February 28, 2014
Fixed assets:
Equipment	$ 1,839	$ 1,839
Less: accumulated depreciation	-	-
Net fixed assets	$ 1,839	$ 1,839

The company did not start to use the equipment yet, no depreciation was recorded during the period from inception through November 30, 2014

NOTE 5 – LOAN FROM DIRECTOR

Since Company’s incorporation Director has loaned $6,700.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,700 as of February 28, 2015.

Artex Corp.

Notes to Financial Statements

February 28, 2015 and 2014

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 13, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between March 2014 and February 2015, the Company sold 2,100,000 shares of common stock for net cash proceeds of $20,715 at $0.01 per share.

There were 5,600,000 shares of common stock issued and outstanding as of February 28, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of approximately $26,510 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	February 28, 2015	February 28, 2014
Federal income tax benefit attributable to:
Current Operations	$ 7,818	$ 1,195
Less: valuation allowance	(7,818)	(1,195)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2015	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,013	$ 1,195
Less: valuation allowance	(9,013)	(1,195)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $26,510 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015  using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of February 28, 2015 , the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015 , that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jacek Niezgoda, Ciechocin 28, Ciechocin, 87-100 Poland	50	President, Executive Officer, Treasurer, Secretary

Biographical Information and Background of officer and director

Jacek Niezgoda has acted as our President, Secretary, Treasurer and sole Director since our incorporation on October 24, 2013. The following is a brief description of the business experience of our executive officer:

- graduated high school for animators 1982

- resort and condominium manager 1982 - 1991

- owner of an internet shopping and  advertising company 1992- 2013

During the past ten years, Mr. Niezgoda has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Niezgoda was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Niezgoda’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mr. Jacek Niezgoda. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on October 24, 2013 until February 28, 2015 :

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jacek Niezgoda, President, Treasurer and Secretary	October 24, 2013 February 28, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of Feb. 13, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jacek Niezgoda Ciechocin 28, Ciechocin, 87-100 Poland	3,500,000 shares of common stock (direct)	62.5%

The percent of class is based on 5,600,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended February 28, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of February 28, 2015, a director had loaned $6,700 (2013 - $200) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2015, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ciechocin, Poland, on April 2, 2015.

ARTEX CORP.

By:	/s/	Jacek Niezgoda
	Name:	Jacek Niezgoda
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)