Form 10-K/A
period 2015-02-28
Artex Corp.
filed 2015-06-09
CIK 1605740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,600,000 common shares issued and outstanding as of April 2, 2015.

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended February 28, 2015 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 3, 2015, for the sole purpose of furnishing the Auditors Report dated March 22, 2015.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 3, 2015 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

Item 1B. Unresolved Staff Comments

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

1.	Legal and professional fees (associated with maintaining reporting status)
2.	Permits
3.	Leases for retail locations
4.	Website development
5.	Purchase of additional equipment
6.	Marketing expenses

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

Item 8. Financial Statements and Supplementary Data

ARTEX CORP.

FINANCIAL STATEMENTS

For the Years Ended February 28, 2015 and For the Period From October 24, 2013 (Inception) to February 28, 2014

HARRIS & GILLESPIE CPAS, PLLC
CERTIFIED PUBLIC ACCOUNTANT’S
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Artex Corp.

We have audited the accompanying balance sheet of Artex Corp. (A Development Stage Company) as of February 28, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artex Corp. (A Development Stage Company) as of February 24, 2015 and 2014 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington
March 22, 2015

Artex Corp.
Balance Sheets

	February 28, 2015	February 28, 2014
ASSETS

Current Assets
Cash and cash equivalents	$2,566	$1,846
Total Current Assets	2,566	1,846

Fixed Assets
Equipment	1,839	1,839
Total Fixed Assets	1,839	1,839

Total Assets	$4,405	$3,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$-	$3,500
Loan from director	6,700	200

Total Liabilities	6,700	3,700

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized,
5,600,000 and 3,500,000 shares issued and outstanding respectively	5,460	3,500
Additional paid-in capital	18,755	-
Deficit accumulated during the development stage	(26,510)	(3,515)

Total Shareholders’ Equity	(2,295)	(15)

Total Liabilities and Shareholders’ Equity	$4,405	$3,685

The accompanying notes are an integral part of these financial statements

Artex Corp.
Statement of Operations

	Year Ended February 28, 2015	Year Ended February 28, 2014

REVENUES	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	22,995	3,515

TOTAL OPERATING EXPENSES	22,995	3,515

NET LOSS FROM OPERATIONS	(22,995)	(3,515)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(22,995)	$(3,515)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,246,247	3,500,000

The accompanying notes are an integral part of these financial statements

Artex Corp.
Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, October 24, 2013	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,500,000	3,500	-	-	3,500

Net loss for the year ended February 28, 2014	-	-	-	(3,515)	(3,515)

Balance, February 28, 2014	3,500,000	3,500	-	(3,515)	(15)

Shares issued for cash at $0.01 per share	2,100,000	1,960	18,755		20,715

Net loss for the year ended February 28, 2015				(22,995)	(22,995)

Balance, February 28, 2015	5,600,000	$5,460	$18,755	$(26,510)	$(2,295)

The accompanying notes are an integral part of these financial statements

Artex Corp.
Statements of Cash flows

	Year Ended February 28, 2015	Year Ended February 28, 2014
Cash flows from operating activities:
Net loss for the period	$(22,995)	$(3,515)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) Accounts Payable	(3,500)	3,500
Net cash used in operating activities	(26,495)	(15)

Cash flows from financing activities:
Proceeds from sale of common stock	20,715	3,500
Loans payable	6,500	200
Net cash provided by financing activities	27,215	3,700

Cash flows from investing activities:
Purchase of Equipment	-	(1,839)
Net cash used in operating activities	-	(1,839)

Net increase (decrease) in cash	720	1,846
Cash, beginning of the period	1,846	-

Cash, end of the period	$2,566	$1,846

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 4- FIXED ASSETS

Company purchased 12 oz popcorn machine with cart.

	February 28, 2015	February 28, 2014
Fixed assets:
Equipment	$1,839	$1,839
Less: accumulated depreciation	-	-
Net fixed assets	$1,839	$1,839

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

The provision for Federal income tax consists of the following:

	February 28, 2015	February 28, 2014
Federal income tax benefit attributable to:
Current Operations	$7,818	$1,195
Less: valuation allowance	(7,818)	(1,195)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2015	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$9,013	$1,195
Less: valuation allowance	(9,013)	(1,195)
Net deferred tax asset	$-	$-

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

Disclosure Controls and Procedures.

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

Item 9B. Other Information

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

Biographical Information and Background of officer and director

Jacek Niezgoda has acted as our President, Secretary, Treasurer and sole Director since our incorporation on October 24, 2013. The following is a brief description of the business experience of our executive officer:

–	graduated high school for animators 1982
–	resort and condominium manager 1982 - 1991
–	owner of an internet shopping and advertising company 1992- 2013

During the past ten years, Mr. Niezgoda has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Niezgoda was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
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

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ciechocin, Poland, on June 9, 2015.

ARTEX CORP.

By:	/s/ Jacek Niezgoda
Name:	Jacek Niezgoda
Title:	Principal Executive, Financial and Accounting Officer, Sole director