Form 10-Q
period 2015-05-31
Artex Corp.
filed 2015-07-14
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-183797

ARTEX CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

41-2282815 (IRS Employer Identification Number)	0100 (Primary Standard Industrial Classification Code Number)

Sos. Iancului Nr. 60, Apt. 1, Sector 2
Bucuresti, Romania 021727
+1.480.830.2700
 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                     Accelerated filer [  ]

Non-accelerated filer [  ]                                                                                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,400,000 as of July 13, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

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

ARTEX CORP.

INDEX TO INTERIM CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2015

(Unaudited)

ARTEX CORP.
Condensed Balance Sheets
Unaudited

	May 31,	February 28,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$35	$2,566
Total current assets	35	2,566

Equipment	1,839	1,839
Total Assets	$1,874	$4,405

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$19,560	$-
Loan from director – related party	7,200	6,700
Total current liabilities	26,760	6,700

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized;
5,600,000 and 5,600,000 shares issued and outstanding respectively	5,600	5,600
Additional paid-in capital	18,615	18,615
Accumulated deficit	(49,101)	(26,510)
Total stockholders' deficit	(24,886)	(2,295)

Total Liabilities and Stockholders' Deficit	$1,874	$4,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEX CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	May 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	22,591	2,189
Total Operating Expenses	22,591	2,189

Loss from Operations	(22,591)	(2,189)

Provision for income taxes	-	-

Net Loss	$(22,591)	$(2,189)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	5,600,000	3,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEX CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,591)	$(2,189)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	19,560	(2,000)
Net cash used in operating activities	(3,031)	(4,189)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Loans payable	500	6,500
Net cash provided by financing activities	500	6,500

Net (decrease) increase in cash and cash equivalents	(2,531)	2,311
Cash and cash equivalents at beginning of period	2,566	1,846

Cash and cash equivalents at end of period	$35	$4,157

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEX CORP.
Notes to the Interim Condensed Financial Statements
For the Three Months Ended May 31, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Artex Corp. (the “ Company” or “Artex”) was incorporated in the State of Nevada on October 24, 2013. The Company was originally formed to sell popcorn from mobile carts in Poland, however, we were never able to commence operations. In June 2015, we acquired approximately 98% of the common stock of the Romanian company S.C. Piscicola Tour AP Periteasca S.R.L. (“SRL”) (as more fully disclosed in Note 6 below) and have now entered into the business of agriculture, aquaculture and hospitality through our merger. In addition, as of the date of the merger, we changed our fiscal year end to that of December 31 to align us with our now majority owned operating subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2015 contained in the Company's Form 10-K/A filed on June 6, 2015.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - FIXED ASSETS

Company purchased 12 oz popcorn machine with cart.

	May 31,	February 28,
	2015	2015

Equipment	$1,839	$1,839
Less: accumulated depreciation	-	-
Net fixed assets	$1,839	$1,839

The company did not start to use the equipment yet. No depreciation was recorded during the period from inception through May 31, 2015.

NOTE 4 – LOAN FROM DIRECTOR

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended May 31, 2015, the Company's director advanced to the Company an amount of $500 by the way of loan. As at March 31, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $7,200.

NOTE 5 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 13, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between March 2014 and November 2014, the Company sold 2,100,000 shares of common stock for net cash proceeds of $20,715 at $0.01 per share.

There were 5,600,000 shares of common stock issued and outstanding as at May 31, 2015 and February 28, 2015.

NOTE 6 - SUBSEQUENT EVENTS

On June 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speed Flyer Limited, a Seychelles corporation, whereby the Company issued 800,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of SRL, a Romanian limited liability company. On June 10, 2015, the Company completed the acquisition of 97.6% of the issued and outstanding equity interests of SRL from Speed Flyer Limited.

Immediately prior to the closing of the acquisition, Speed Flyer Limited entered into an agreement with the majority shareholder of SRL in which the shareholder agreed to exchange 97.6% of the outstanding equity interests of SRL for 80% of the issued and outstanding shares of Speed Flyer Limited.

The completion of the Share Exchange Agreement acquisition has resulted in the Company ceasing to be a “shell company” as that term is defined in Rule 405 promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Because the former SRL shareholder is now the majority shareholder of the Company, the transaction will treated as a recapitalization of SRL and following the merger, the financial statements of the Company will become those of SRL and the financial statements of the Company prior to the merger will cease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Corporate History

Artex Corp. was incorporated on October 24, 2013 under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of selling popcorn from mobile carts in Poland.

In addition to a change in control of its management and shareholders, the Registrant's operations to date have been limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

On June 9, 2015, the Company completed a share exchange with Speed Flyer Limited, a Seychelles corporation (“SFL”), which is the Registrant’s largest shareholder, which at the time of entering into this Agreement held 62.5% of our issued and outstanding shares of common stock, whereby the Registrant issued to SFL 800,000 shares in exchange for 97.6% of S.C. Piscicola Tour A.P. Periteasca S.R.L., a Romanian limited liability company (“SRL”). As a result of this transaction, the Company become the majority shareholder of SFL, the officers and directors of SRL, Radu Cosmin Monda, Valer Monda and Eduard George Tiparthe, became officers and directors of the Company and the Company’s sole officer and director, Guo Chuang Cheng, resigned.

The transaction has been accounted for a business combination as the Company and SRL are both under common control with the same majority shareholder, SFL.

SRL was incorporated in 2012 in Romania in order to hold certain assets spun out of S.C. Piscicola Tour AP S.R.L. by the former owners. In 2014 SRL commenced operations in the agriculture industry, the only operating segment of the Company, when it commenced farming operations of reeds on its property located outside of Constanta, Romania, pursuant to a concession agreement with the local government that allows SRL to sell the economic products produced on its property. The reeds are sold to SRL’s customers and then processed into insulation used in the construction of residential and commercial structures. In June 2015, SRL commenced aquaculture operations and later in 2015 SRL plans to expand its operations and expects to begin planning for a new luxury hotel on additional property it owns outside of Constanta, Romania.

Business Overview

SRL intends to further develop the 1,709 hectares of land in owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land will be the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10 year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $542,000 at December 31, 2014 exchange rates into upgrading the current structures on the property on or before October 2017.

RESULTS OF OPERATION

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

In addition, these results will not be indicative of our results in future periods, as we have entered into the agriculture industry with our acquisition of SRL, which will be accounted for as a recapitalization of SRL and therefore in future periods the financial statements of the Company will be those of SRL.

Three Month Period Ended May 31, 2015, compared to Three Month Period Ended May 31, 2014

Our net loss for the three-month period ended May 31, 2015 was $22,591 compared to a net loss of $2,189 during the three-month period ended May 31, 2014. During the three-month periods ending May 31, 2015 and 2014, we did not generate any revenue.

During the three month period ended May 31, 2015, we incurred general and administrative expenses of $22,591 compared to $2,189 incurred during the three-month period ended May 31, 2014.  The increase was primarily the result of professional fees associated with the acquisition of SRL.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2015

As of May 31, 2015, our current assets were $35 compared to $2,566 in current assets at February 28, 2015. As of May 31, 2015, our current liabilities were $26,760. Current liabilities were comprised of $19,560 in accounts payable and accrued liabilities and $7,200 in loans from a director.

Stockholders’ deficit decreased from $2,295 as of February 28, 2015 to $24,886 as of May 31, 2015 due to the aforementioned net loss of $22,591.

PLAN OF OPERATION AND FUNDING

We plan on expanding and growing the business of our acquired subsidiary, SRL.

In October 2014, SRL negotiated a concession contract with the local area government so that it could profit from the use of its property.

Agriculture

SRL entered into an agreement to sell up to a maximum of 250,000 bundles of reeds beginning in May 2015. The reeds have a growing season of mid April through mid November are harvested from mid November through late March each year, after which the land goes through a controlled burn to return it to its initial growing state. The 2015 reed contract includes pass through provisions for normal delivery costs and the Company earns Euro 1.60 per bundle delivered. The Company expects to complete delivery on its 2015 reed contract by the end of August 2015. The Company believes that its property can support a harvest up to a maximum 1 million bundles per year. For the 2016 harvest season, the Company is estimating a harvest of 1 million bundles.

Aquaculture

SRL entered the aquaculture business as of June 2015. SRL has a two-pronged approach. It is currently using a large pond on its property to raise organically grown fish with natural replenishment. In addition, SRL is currently upgrading a system of smaller ponds that will hold specially bred fish (several variants of pike, perch, carp etc). The fish will go through a 3 year development cycle with separate ponds for each development year, which will allow for maximum growth potential which will allow SRL to maximize the yield to be received from their sale. We are expecting the first sales of organically grown fish in 2016 and in 2018 for the bred fish. SRL estimates that it will be have 1,600 tons of sales in 2016.

Luxury Resort Property

SRL is currently in the planning stage to develop a luxury resort property within the property area on the Danube River. SRL’s plans are to build a resort property on land built out in the Danube River and also to utilize existing structures to build a number of bungalows/cabins alongside the Danube River delta. These plans are dependent upon obtaining sufficient financing and are therefore subject to significant uncertainty. We have no fixed commitments at this time.

To date, SRL has funded operations through one year and three year loans. In 2014, the prior owners of SRL funded approximately $246,000 through loans and in 2015 through May 31, 2015 a further $333,000 was provided. The majority of the proceeds from these loans were used to fund working capital and machinery and equipment purchases for use in the reed harvest and for aquaculture activities. The prior owners had commitments to extend additional loans to SRL of approximately $138,000, of which $75,000 had committed to purchase equipment to help optimize the 2015/2016 reed harvest.

Outside of the $75,000 committed for equipment for the next reed harvest, the only significant funding commitments the Company currently has is the minimum rental under the concession agreement which amounts to approximately $81,000 annually (due in quarterly installments) at December 31, 2014 exchange rates. In addition, the Company expects to make investments to upgrade the infrastructure in order to extend the concession contract starting in 2016 and expects to make the minimum investment prior to October 2017. The Company believes that the reeds harvested as of March 2015 will provide it with sufficient working capital (approximately 400,000 Euro’s or $440,000 at current foreign exchange rates) and allow the Company to achieve profitability in 2015. The Company expects to re-negotiate extended terms on the shareholder notes so that they become long-term or repayment becomes dependent upon future profitability.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEX CORP.

By: /s/ RADU COSMIN MONDA
Dated: July 14, 2015	Radu Cosmin Monda, Chief Executive Officer