Form 10-QT
period 2015-06-30
Artex Corp.
filed 2015-08-19
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,400,000 as of August 18, 2015.

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

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, change of equity, results of operations, and cash flows of the Company for the interim periods presented.

ARTEX CORP.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months ended June 30, 2015 and 2014

(Unaudited)

ARTEX CORP.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$54,100	$4,882
Inventory	120,195	71,714
Other current assets	35,228	6,674
Total Current Assets	209,523	83,270
Property, plant and equipment, net	4,029,405	4,141,437
TOTAL ASSETS	$4,238,928	$4,224,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$54,927	$35,677
Short term notes payable - related parties	1,613,690	1,611,653
Total Current Liabilities	1,668,617	1,647,330
Notes payable - related party	472,370	155,979
TOTAL LIABILITIES	2,140,987	1,803,309

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 75,000,000 shares authorized,
6,400,000 and 4,300,000 shares issued and outstanding, respectively	6,400	4,300
Additional paid-in capital	3,211,145	3,250,369
Accumulated deficit	(592,966)	(464,352)
Accumulated other comprehensive loss	(572,167)	(368,919)
Total Artex Corp. Stockholders' Equity	2,052,412	2,421,398
Noncontrolling interest	45,529	-
TOTAL STOCKHOLDERS' EQUITY	2,097,941	2,421,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,238,928	$4,224,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTEX CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	43,916	24,752	74,870	47,816
Professional fees	13,396	-	13,396	-
Total Operating Expenses	57,312	24,752	88,266	47,816

Operating Loss	(57,312)	(24,752)	(88,266)	(47,816)

OTHER EXPENSE
Interest expense – related party	(21,485)	(22,988)	(41,749)	(45,567)
Total Other Expense	(21,485)	(22,988)	(41,749)	(45,567)

LOSS FROM OPERATION BEFORE INCOME TAXES	(78,797)	(47,740)	(130,015)	(93,383)

Income taxes	-	-	-	-

NET LOSS	(78,797)	(47,740)	(130,015)	(93,383)
Net loss attributable to the noncontrolling interest	1,401	-	1,401	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF ARTEX CORP.	(77,396)	(47,740)	(128,614)	(93,383)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	18,524	(76,511)	(208,246)	20,322
Other comprehensive loss attributable to the noncontrolling interest	4,998	-	4,998	-
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
THE SHAREHOLDERS OF ARTEX CORP.	23,522	(76,511)	(203,248)	20,322

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$(53,874)	$(124,251)	$(331,862)	$(73,061)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.03)	$(0.07)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	4,761,538	4,300,000	4,532,044	4,300,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTEX CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	ARTEX CORP. Shareholders
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance - December 31, 2014	4,300,000	$4,300	$3,250,369	$(464,352)	$(368,919)	$-	$2,421,398
Reverse acquisition adjustment	2,100,000	2,100	(80,971)	-	-	51,928	(26,943)
Imputed interest	-	-	41,747	-	-	-	41,747
Net loss	-	-	-	(128,614)	-	(1,401)	(130,015)
Other comprehensive loss	-	-	-	-	(203,248)	(4,998)	(208,246)
Balance - June 30, 2015	6,400,000	$6,400	$3,211,145	$(592,966)	$(572,167)	$45,529	$2,097,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTEX CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,614)	$(93,383)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss contributed to noncontrolling interest	(1,401)	-
Non-cash interest expense	41,747	45,567
Changes in operating assets and liabilities:
Inventory	(39,649)	(25,205)
Other assets	(28,554)	(18,814)
Accounts payable and accrued liabilities	19,251	52,675
Liabilities assumed in reverse acquisition	(26,960)	-
Net cash used in operating activities	(164,180)	(39,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse acquisition	17	-
Capital expenditures	(254,138)	(9,440)
Net cash used in investing activities	(254,121)	(9,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related party	470,967	51,469
Issuance of common stock for cash	-	73
Net cash provided by financing activities	470,967	51,542

Effects on changes in foreign exchange rate	(3,448)	4,237

Net increase in cash and cash equivalents	49,218	7,179
Cash and cash equivalents - beginning of period	4,882	79
Cash and cash equivalents - end of period	$54,100	$7,258

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash capital expenditures	$-	$71,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTEX CORP.
Notes to the Interim Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Artex Corp.  (the “ Company” or “Artex”) was incorporated in the State of Nevada on October 24, 2013. The Company was originally formed to sell popcorn from mobile carts in Poland. However, we were never able to commence such operations. The Company has now entered into the business of agriculture, aquaculture and hospitality through our merger.

On June 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speed Flyer Limited (“SFL”), a Seychelles corporation, whereby the Company issued 800,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. PISCICOLA TOUR AP PERITEASCA S.R.L. (“SRL”), a Romanian limited liability company (See NOTE 7).

In addition, as of the date of the merger, we changed our fiscal year end to that of December 31 to align us with our now majority owned operating subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2014 contained in the Company's Form 8-K filed on June 11, 2015.

Basis of Consolidation

These financial statements include the accounts of the Company and its subsidiary SRL, All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currency is US dollar. SRL’s functional currency is Romania Lei and thus SRL’s financial statements are translated into US dollar using current exchange rates. The U.S. dollar effects that arise from translating the net assets of the Company at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive income (loss) (“AOCI”) and reflected as a separate component of equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.  As of June 30, 2015 and December 31, 2014, the Company had no readily marketable inventories.

Inventories other than readily marketable inventories are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the first in-first out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Buildings	Held for development
Machinery and equipment	4 - 12 years
Vehicles	4 - 8 years

Normal maintenance and repairs for property and equipment are charged to expense as incurred, while significant improvements that increase the useful life or increase the productive capacity of the asset are capitalized.

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of June 30, 2015 and has determined that no impairment is required.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	June 30, 2015	December 31, 2014

Reed costs	$110,987	$59,540
Fuel	4,976	10,716
Other	4,232	1,458
	$120,195	$71,714

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

In 2011, the predecessor entity to the Company’s subsidiary SRL acquired certain property and equipment included in the table below under “Buildings and related structures (idle and held for development)” from an unrelated third party for a purchase price of Euro 3.5 million.  In March 2012, the predecessor entity created three brother sister companies, of which one was SRL and spun the companies out to the owner of the predecessor company.  Immediately after the creation of SRL, the predecessor company then transferred those assets noted below and certain related liabilities (see Note 6) at their historical cost to SRL.  In 2014, the prior owner of SRL sold all of the then outstanding shares to AJX Solutions, Ltd. (See NOTE 7).

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014

Land	$9,975	$-
Buildings and related structures (idle and held for development)	3,713,369	4,064,026
Fixture	4,145	-
Machinery and equipment	178,312	36,796
Vehicles	123,956	53,147
Construction in progress	19,932	-
	4,049,689	4,153,969
Less accumulated depreciation	(20,284)	(12,532)
	$4,029,405	$4,141,437

For the six months ended June, 2015 and June 30, 2014, depreciation expense was $8,872 and $3,063, respectively, of which $8,872 and $3,063 was included in reed costs inventory as of June 30, 2015 and 2014.  The Company will commence depreciation on the buildings and related structures upon completion of work required to bring them to a usable state in its agriculture businesses.

NOTE 5 – ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014

Accounts payable	$22,503	$-
Accrued payroll and related taxes	4,524	5,177
Accrued professional fees	27,900	30,500
	$54,927	$35,677

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes Payable

In 2011, the predecessor company to SRL was advanced approximately $1.6 million from S.C. Rondo Invest S.R.L., a company affiliated directly with the former owner of SRL, to fund part of the Euro 3.5 million purchase price of the assets more fully described in Note 4.  In 2012, upon formation of SRL and transfer of the buildings and related structures, the predecessor also transferred the related party advance to SRL.  In July 2014, the new owner of SRL acquired the related party advance directly from S.C. Rondo Invest S.R.L and entered into a formal short term note with SRL.  The note has a 1 year maturity, is non-interest bearing and is unsecured.

In 2014, SRL received gross proceeds of approximately $236,000 and issued 1 year promissory notes in an aggregate amount of $80,000 and three year promissory notes of $156,000.  All of the notes are unsecured and are non-interest bearing.  In 2014, the majority shareholder of SRL made payments directly to suppliers for approximately $72,000 and entered into 1 year unsecured, non-interest bearing notes for those amounts.

During the six months ended June 30, 2015, SRL received gross proceeds of approximately $340,000 and signed promissory notes in the aggregate principal amount of $316,000 in three year notes and approximately $24,000 in 1 year notes.  All of the notes are non-interest bearing.

During the six months ended June 30, 2015 and 2014, SRL imputed interest of $41,747 and $45,567, respectively.

Advance from related party

During the six months ended June 30, 2015, a company related to management of SRL advanced approximately $104,000 for the purchase of a vehicle to be used in the reed production operations.

NOTE 7 - EQUITY

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

The completion of the Share Exchange Agreement acquisition has resulted in the Company ceasing to be a “shell company” as that term is defined in Rule 405 promulgated by the Securities and Exchange Commission under the Securities Act of 1933.  Because the former SRL shareholder is now the majority shareholder of the Company, the transaction was treated as a recapitalization of SRL and following the merger, the financial statements of the Company became those of SRL and the financial statements of the Company prior to the merger were cease.

NOTE 8 – CONCESSIONS AND LEASES

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $542,000 at December 31, 2014 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $542,000 minimum required in the concession contract and expects to extend the contract for a full 15 years.  In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $81,000 per year, at December 31, 2014 exchange rates.  The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices.  In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body in the amount of approximately $5.96 per gross tonne for the reeds harvested on the land under the concession contract.

Rent expense under the concession for the six months ended June 30, 2015 and 2014 was approximately $38,000 and $10,000, respectively and approximately $19,000 and $5,000 was included in the reed cost inventory at June 30, 2015 and June 30, 2014, respectively.

NOTE 9 – SUBSEQUENT EVENT

As at August 14, 2015, 22,900 bundles of processed reeds were delivered. As of August 17, 2015, 15,620 bundles of processed reeds are in a leased warehouse, 23,000 bundles of processed reeds are still on site and approximately 300,000 bundles of harvested reeds have not been processed.

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

Corporate History

Artex Corp. was incorporated on October 24, 2013, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of selling popcorn from mobile carts in Poland.

In addition to a change in control of its management and shareholders, until recently the Registrant's business activities to date have been limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

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

The transaction has been accounted for as a recapitalization of SRL as the majority shareholder of SRL is now majority shareholder of the Company and the Company was a shell company under the 1934 Securities and Exchange Act at the time of the merger.

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

Six Month Period Ended June 30, 2015, compared to Three Month Period Ended May 31, 2014

Our net loss for the six-month period ended June 30, 2015 was $128,614 compared to a net loss of $93,383 during the six-month period ended June 30, 2014. During the six-month periods ending June 30, 2015 and 2014, we did not generate any revenue.

During the six month period ended June 30, 2015, we incurred general and administrative expenses of $74,870 and professional fees of $13,396, compared to $47,816, and nil, respectively, incurred during the six-month period ended June 30, 2014.  The increase in general and administrative expenses and professional fees was due to the costs associated with the acquisition of SRL.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2015

As of June 30, 2015, our current assets were $209,523 compared to $83,270 in current assets at December 31, 2014. The increase in our current assets was primarily because of an increase in our inventory to $120,195 as at June 30, 2015 compared to $71,714 as at December 31, 2014, an increase in cash and cash equivalents to $54,100 from $4,882 and an increase in other assets to $35,228 from $6,674. As of June 30, 2015, our current liabilities were $1,668,617, compared to current liabilities of $1,647,330 as of December 31, 2014. Current liabilities as of June 30, 2015, were comprised of $54,927 in accounts payable and accrued liabilities and $1,613,690 in loans from a director.

Total Stockholders’ equity decreased from $2,421,398 as of December 31, 2014 to $2,052,412 as of June 30, 2015, due to the aforementioned net loss of $128,614 and other comprehensive loss of $203,248.

PLAN OF OPERATION AND FUNDING

We plan on expanding and growing the business of our acquired subsidiary, SRL.

In October 2014, SRL negotiated a concession contract with the local area government so that it could profit from the use of its property.

Agriculture

SRL entered into an agreement to sell up to a maximum of 250,000 bundles of reeds beginning in May 2015. The reeds have a growing season of mid April through mid November are harvested from mid November through late March each year, after which the land goes through a controlled burn to return it to its initial growing state. The 2015 reed contract includes pass through provisions for normal delivery costs and the Company earns Euro 1.60 per bundle delivered. The Company has experienced delays in the transportation and quality control process of selecting only those reeds that meet the quality standards required of its customer, due primarily to this being the first year of operation, but currently expects to complete delivery on its 2015 reed contract by the end of September 2015. As of August 17, 2015, the Company has harvested a total of 345,900 bundles of reeds, with approximately 23,000 having been delivered and a further approximately 16,000 bundles having gone through the quality control selection process and awaiting delivery. The Company will be selling the additional 95,000 reeds without a contract to any willing buyers. The Company believes that its property can support a harvest up to a maximum 1 million bundles per year. For the 2016 harvest season, the Company is estimating a harvest of 1 million bundles.

Aquaculture

SRL entered the aquaculture business as of June 30, 2015. SRL has a two-pronged approach. It is currently using a large pond on its property to raise organically grown fish with natural replenishment. In addition, SRL is currently upgrading a system of smaller ponds that will hold specially bred fish (several variants of pike, perch, carp etc). The fish will go through a 3 year development cycle with separate ponds for each development year, which will allow for maximum growth potential which will allow SRL to maximize the yield to be received from their sale. We are expecting the first sales of organically grown fish in 2016 and in 2018 for the bred fish. SRL estimates that it will be have 1,600 tons of sales in 2016.

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

To date, SRL has funded operations through one year and three year loans. In 2014, the prior owners of SRL funded approximately $246,000 through loans and in 2015 through June 30, 2015 a further $470,967 was provided. The majority of the proceeds from these loans were used to fund working capital and machinery and equipment purchases for use in the reed harvest and for aquaculture activities.

Currently, the only significant funding commitments the Company currently has is the minimum rental under the concession agreement which amounts to approximately $81,000 annually (due in quarterly installments) at December 31, 2014 exchange rates. In addition, the Company expects to make investments to upgrade the infrastructure in order to extend the concession contract starting in 2016 and expects to make the minimum investment prior to October 2017. The Company believes that the reeds harvested in 2015 will provide it with sufficient working capital (approximately 553,440 Euros or USD$610,000 at current foreign exchange rates) and allow the Company to achieve profitability in 2015. The Company expects to re-negotiate extended terms on the shareholder notes so that they become long-term or repayment becomes dependent upon future profitability.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that, during the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that there was a material weakness in our internal controls over financial reporting. The material weakness was the result of limited number of staff, and/or untrained staff, to complete the Company’s accounting requirements and complete our financial statements in a timely manner. Management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in a more efficient and professional operation of our accounting systems.

Management also confirmed that there was no change in our internal control over financial reporting during the nine month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARTEX CORP.

By: /s/ RADU COSMIN MONDA
Dated: August 18, 2015	Radu Cosmin Monda, Chief Executive Officer