Form 10-Q
period 2015-09-30
AgriEuro Corp.
filed 2015-10-28
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-196109

AGRIEURO CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

41-2282815 (IRS Employer Identification Number)	0100 (Primary Standard Industrial Classification Code Number)

Sos. Iancului Nr. 60, Apt. 1, Sector 2
Bucuresti, Romania 021727
+1.212.655.9818
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,000,000 as of October 23, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim financial statements of AgriEuro Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, change of equity, results of operations, and cash flows of the Company for the interim periods presented.

AgriEuro Corp.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

AgriEuro Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$12,880	$4,882
Accounts receivable	95,884	-
Inventory	37,528	71,714
Other current assets	41,257	6,674
Total Current Assets	187,549	83,270
Property, plant and equipment, net	4,188,757	4,141,437
TOTAL ASSETS	4,376,306	4,224,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$104,401	$35,677
Short term notes payable - related parties	1,698,997	1,611,653
Total Current Liabilities	1,803,398	1,647,330
Notes payable - related party	492,805	155,979
TOTAL LIABILITIES	2,296,203	1,803,309

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 750,000,000 shares authorized,
256,000,000 and 172,000,000 shares issued and outstanding, respectively	256,000	172,000
Additional paid-in capital	2,983,766	3,082,669
Accumulated deficit	(687,376)	(464,352)
Accumulated other comprehensive loss	(517,737)	(368,919)
Total AgriEuro Corp. Stockholders' Equity	2,034,653	2,421,398
Noncontrolling interest	45,450	-
TOTAL STOCKHOLDERS' EQUITY	2,080,103	2,421,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,376,306	$4,224,707

* the amounts from December 31, 2014 are derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AgriEuro Corp.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$151,480	$-	$151,480	$-
COST OF GOODS SOLD	129,533	-	129,533	-
GROSS PROFIT	21,947	-	21,947	-

OPERATING EXPENSES
General and administrative	79,916	11,093	154,786	58,909
Professional fees	15,639	-	29,035	-
Total Operating Expenses	95,555	11,093	183,821	58,909

Operating Loss	(73,608)	(11,093)	(161,874)	(58,909)

OTHER EXPENSE
Interest expense – related party	(22,219)	(22,310)	(63,968)	(67,877)
Total Other Expense	(22,219)	(22,310)	(63,968)	(67,877)

LOSS FROM OPERATION BEFORE INCOME TAXES	(95,827)	(33,403)	(225,842)	(126,786)

Income taxes	-	-	-	-

NET LOSS	(95,827)	(33,403)	(225,842)	(126,786)
Net loss attributable to the noncontrolling interest	1,417	-	2,818	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	(94,410)	(33,403)	(223,024)	(126,786)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	55,768	(212,041)	(152,478)	(191,719)
Other comprehensive gain (loss) attributable to the noncontrolling interest	(1,338)	-	3,660	-
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
THE SHAREHOLDERS OF AGRIEURO CORP.	54,430	(212,041)	(148,818)	(191,719)

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$(39,980)	$(245,444)	$(371,842)	$(318,505)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	256,000,000	172,000,000	237,245,421	172,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AgriEuro Corp.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	AgriEuro Corp. Shareholders

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

Balance - December 31, 2014	172,000,000	172,000	3,082,669	(464,352)	(368,919)	-	2,421,398
Reverse acquisition adjustment	84,000,000	84,000	(162,871)	-	-	51,928	(26,943)
Imputed interest	-	-	63,968	-	-	-	63,968
Net loss	-	-	-	(223,024)	-	(2,818)	(225,842)
Other comprehensive loss	-	-	-	-	(148,818)	(3,660)	(152,478)
Balance - September 30, 2015	256,000,000	$256,000	$2,983,766	$(687,376)	$(517,737)	$45,450	$2,080,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AgriEuro Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,024)	$(126,786)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss contributed to noncontrolling interest	(2,818)	-
Non-cash interest expense	63,968	67,877
Depreciation	19,987	-
Changes in operating assets and liabilities:
Accounts receivable	(95,884)	-
Inventory	34,186	(41,715)
Other assets	(34,583)	(19,685)
Accounts payable and accrued liabilities	68,725	44,864
Liabilities assumed in reverse acquisition	(26,960)	-
Net cash used in operating activities	(196,403)	(75,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse acquisition	17	-
Capital expenditures	(218,302)	(5,371)
Net cash used in investing activities	(218,285)	(5,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related parties	435,037	65,846
Repayment to related parties	(9,303)	-
Issuance of common stock for cash	-	73
Net cash provided by financing activities	425,734	65,919

Effects on changes in foreign exchange rate	(3,048)	15,167

Net increase in cash and cash equivalents	7,998	270
Cash and cash equivalents - beginning of period	4,882	79
Cash and cash equivalents - end of period	$12,880	$349

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash capital expenditures	$107,082	$71,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AgriEuro Corp.
Notes to the Interim Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND LIQUIDITY

AgriEuro Corp. (the “ Company”) was incorporated in the State of Nevada on October 24, 2013 as Artex Corp.  and on August 24, 2015 formally changed its name to AgriEuro Corp. The Company was originally formed to sell popcorn from mobile carts in Poland. However, we were never able to commence such operations. The Company has now entered into the business of agriculture, aquaculture and hospitality through our merger.

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

On August 25, 2015, the Company entered into a statutory merger with its wholly-owned subsidiary, AgriEuro Corp. The effect of such merger is that the Company was the surviving entity and changed its name to AgriEuro Corp. On August 25, 2015, the Company changed its trading symbol to “EURI”.

On August 25, 2015, Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of forty (40) shares for every one (1) share held. These financial statements incorporate the 40:1 forward split as if it occurred at the inception of the Company.

As of September 30, 2015, the Company has a working capital deficit of approximately $1.62 million and expect only approximately $40,000 in sales from the last of its reed inventory in 2015.  Due to the nature of the Company’s business, the next possible timing for reed sales will occur in April 2016 after the winter harvest is completed sometime around March 2016.  The Company to date has received substantial funding and has generally been able to obtain waivers to extend its debt from its related parties.  Should its related parties decline to provide further funding in 2016, this could result in the Company experiencing cash flow difficulties, especially prior to its next sales cycle in April 2016.  The Company is expecting to offer its stock in a public offering in the fourth quarter of 2015 into the first quarter of 2016 in order to satisfy its working capital needs in the agricultural and aquaculture industries and also to begin the process of expanding into the hospitality business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2014 contained in the Company's Form 8-K filed on June 11, 2015.

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

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at September 30, 2015 and 2014, the Company had $95,884 and $0 accounts receivable, respectively.

Concentrations

100% of the revenues and accounts receivable balance as of and for the nine months ended September 30, 2015 were derived from one customer.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.  As of September 30, 2015 and December 31, 2014, the Company had no readily marketable inventories.

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

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of September 30, 2015 and has determined that no impairment is required.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  The Company will recognize revenue only when all of the following criteria have been met:

i) Persuasive evidence for an agreement exists;
ii) Services have been provided or the goods have been delivered;
iii) The fee is fixed or determinable; and,
iv) Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	September 30, 2015	December 31, 2014

Reed costs	$32,952	$59,540
Fuel	3	10,716
Other	4,573	1,458
	$37,528	$71,714

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

In 2011, the predecessor entity to the Company’s subsidiary SRL acquired certain property and equipment included in the table below under “Buildings and related structures (idle and held for development)” from an unrelated third party for a purchase price of Euro 3.5 million.  In March 2012, the predecessor entity created three brother sister companies, of which one was SRL and spun the companies out to the owner of the predecessor company.  Immediately after the creation of SRL, the predecessor company then transferred those assets noted below and certain related liabilities at their historical cost to SRL.

Fixed assets consist of the following:

	September 30, 2015	December 31, 2014

Land and land improvements	$10,236	$-
Buildings and related structures (idle and held for development)	3,810,774	4,064,026
Fixture	4,253	-
Machinery and equipment	242,989	36,796
Vehicles	127,207	53,147
Construction in progress	25,036	-
	4,220,495	4,153,969
Less accumulated depreciation	(31,738)	(12,532)
	$4,188,757	$4,141,437

For the nine months ended September 30, 2015 and September 30, 2014, depreciation expense was $19,653 and $6,659, respectively, of which $19,653 and $6,659 was included in reed costs inventory as of September 30, 2015 and 2014. The Company will commence depreciation on the buildings and related structures upon completion of work required to bring them to a usable state in its agriculture businesses.

NOTE 5 – ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014

Accounts payable	$69,796	$-
Accrued payroll and related taxes	5,877	5,177
Accrued professional fees	28,728	30,500
	$104,401	$35,677

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

During the nine months ended September 30, 2015, SRL received gross proceeds of approximately $368,000 and signed promissory notes in the aggregate principal amount of $337,000 in three year notes and approximately $31,000 in 1 year notes.  All of the notes are non-interest bearing.

During the nine months ended September 30, 2015, SRL repaid approximately $9,000 short-term loans.

During the nine months ended September 30, 2015 and 2014, SRL imputed interest of $63,968 and $67,877, respectively.

Advance from related party

During the nine months ended September 30, 2015, a company related to management of SRL advanced approximately $107,000 for the purchase of a vehicle to be used in the reed production operations.  This was a non-cash transaction.

During the nine months ended September 30, 2015, one of the Company’s shareholder advanced approximately $60,000 to provide the Company with additional working capital.

NOTE 7 - EQUITY

The Company has 750,000,000, $0.001 par value shares of common stock authorized.

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

On August 25, 2015, Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 75 million to 750 million and also completed a forward split of its common stock by 40:1.  These financial statements reflect the forward split as if it occurred as of the inception of the Company.

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

Rent expense under the concession for the nine months ended September 30, 2015 and 2014 was approximately $58,000 and $0, respectively and approximately $29,000 and $0 was included in the reed cost inventory at September 30, 2015 and September 30, 2014, respectively.

NOTE 9 – SUBSEQUENT EVENT

During October 1, 2015 to October 31, 2015, 24,780 bundles of processed reeds were delivered. As at October 31, 2015, all processed reed were delivered and the Company does not have any un-processed reeds on site.

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

SRL was incorporated in 2012 in Romania in order to hold certain assets spun out of S.C. Piscicola Tour AP S.R.L. by the former owners. In 2014 SRL commenced operations in the agriculture industry, the only operating segment of the Company, when it commenced farming operations of reeds on its property located outside of Constanta, Romania, pursuant to a concession agreement with the local government that allows SRL to sell the economic products produced on its property. The reeds are sold to SRL’s customers and then processed into insulation used in the construction of residential and commercial structures. In June 2015, SRL commenced aquaculture operations and has started making plans for its resort. During the quarter ended September 30, 2015, the Company commenced preparations to expand its operations by planning for a new luxury hotel on additional property it owns outside of Constanta, Romania. To that end, the Company engaged architectural and construction firm Tehnomontaj Construct SRL. Tehnomontaj completed its geotechnical study at the end of October 2015 and plans to begin work on a 2D design in November 2015.

Business Overview

SRL intends to further develop the 1,709 hectares of land it owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between the Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land is the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10 year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $542,000 at December 31, 2014 exchange rates into upgrading the current structures on the property on or before October 2017.  The Company has thus far spent approximately $200,000 on property upgrades, including unclogging channels, repairing pumping stations and repairs on the dam. The Company expects that the entire minimum amount of $542,000 will be met some time in 2016, well before the October 2017 deadline

RESULTS OF OPERATION

During this quarter ended September 30, 2015, we commenced realizing revenue for the first time. This revenue was generated entirely by our reed farming business. However, the revenue that we have started to generate was not sufficient to generate net profits for the quarter. We have therefore continued to incur net losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating and expansion requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2015, compared to Three Month Period Ended September 30, 2014

We generated gross profit of $21,947 on $151,480 of revenue from the sale of reed bundles during the three month period ended September 30, 2015. Our net loss from operations for the three month period ended September 30, 2015 was $95,827, compared to a net loss from operations of $33,403 during the three month period ended September 30, 2014. We did not generate any revenue during the three month period ending September 30, 2014.

We had expected to sell 250,000 reed bundles at approximately an average selling price of Euro 1.60 per bundle under a contract with a third party we negotiated in the first quarter of 2015 in the second quarter of 2015.  Due to our inexperience in our first harvest, we encountered logistical problems that led to significant delays in being able to deliver the quantity and quality of reeds to the final shipping point.  Because of these issues, we ended up being able to sell only approximately 99,000 bundles as of September 30, 2015 and realized only approximately an average of Euro 1.30 per bundle.  As of September 30, 2015 we had remaining approximately 24,000 bundles and expect to realize the same Euro 1.30 average per remaining bundle in Q4 2015.  We believe that our issues in our first harvest will be corrected prior to completion of the next harvest, which commences in November 2015 and will end approximately the end of March 2016.

Our logistical issues also led us to expend significant effort and expense over and above what we had originally planned.  Our cost of revenues was significantly negatively impacted as we were unable to transport our reed harvest via waterway, and instead had to contract labor and fuel to transport via truck over bad terrain to move our harvested reeds to staging areas for sortation and then again to the warehouse designated as the delivery point.  We expect that in 2016 that we will have implemented our plans to have waterborne transportation available that will significantly reduce our cost of revenues in 2016 on a percentage basis vs. those incurred in 2015.

During the three month period ended September 30, 2015, we incurred general and administrative expenses of $79,916 and professional fees of $15,639, compared to $11,093, and nil, respectively, incurred during the three month period ended September 30, 2014.  The increase in general and administrative expenses was due to the costs associated with conducting the operations of SRL. The increase in professional fees was related to the costs of preparing and filing periodic reports as an SEC registered company.

Nine Month Period Ended September 30, 2015, compared to Nine Month Period Ended September 30, 2014

We generated gross profit of $21,947 on $151,480 of revenue from the sale of reed bundles during the nine month period ended September 30, 2015. Our net loss from operations for the nine month period ended September 30, 2015 was $225,842, compared to a net loss from operations of $126,786 during the nine month period ended September 30, 2014. We did not generate any revenue during the nine month period ending September 30, 2014.

We had expected to sell 250,000 reed bundles at approximately an average selling price of Euro 1.60 per bundle under a contract with a third party we negotiated in the first quarter of 2015 in the second quarter of 2015.  Due to our inexperience in our first harvest, we encountered logistical problems that led to significant delays in being able to deliver the quantity and quality of reeds to the final shipping point.  Because of these issues, we ended up being able to sell only approximately 99,000 bundles as of September 30, 2015 and realized only approximately an average of Euro 1.30 per bundle.  As of September 30, 2015 we had remaining approximately 24,000 bundles and expect to realize the same Euro 1.30 average per remaining bundle in Q4 2015.  We believe that our issues in our first harvest will be corrected prior to completion of the next harvest, which commences in November 2015 and will end approximately the end of March 2016.

Our logistical issues also led us to expend significant effort and expense over and above what we had originally planned.  Our cost of revenues was significantly negatively impacted as we were unable to transport our reed harvest via waterway, and instead had to contract labor and fuel to transport via truck over bad terrain to move our harvested reeds to staging areas for sortation and then again to the warehouse designated as the delivery point.  We expect that in 2016 that we will have implemented our plans to have waterborne transportation available that will significantly reduce our cost of revenues in 2016 on a percentage basis vs. those incurred in 2015.

During the nine month period ended September 30, 2015, we incurred general and administrative expenses of $154,786 and professional fees of $29,035, compared to $58,909, and nil, respectively, incurred during the nine month period ended September 30, 2014.  The increase in general and administrative expenses was due to the costs associated with conducting generating revenues from the operations of SRL. The increase in professional fees was related to the costs of preparing and filing periodic reports as an SEC registered company.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2015

As of September 30, 2015, our current assets were $187,549, compared to $83,270 in current assets at December 31, 2014. The increase in our current assets was primarily because of an increase in our accounts receivable to $95,884 from nil and an increase in our other current assets to $41,257 from $6,674, partially offset by a decrease in our inventory to $37,528 from $71,714.

As of September 30, 2015, our current liabilities were $1,803,398, compared to current liabilities of $1,647,330 as of December 31, 2014. Current liabilities as of September 30, 2015, were comprised of short term notes payable in the amount of $1,698,997 and $104,401 in accounts payable and accrued liabilities. This compares to $1,611,653 in short term notes payable and $35,677 in accounts payable and accrued liabilities, as of December 31, 2014. The increase in our short term notes payable and accounts payable and accrued liabilities was primarily to fund our asset acquisitions which were primarily equipment to be used in the reed harvest and transportation and also to fund our required working capital.

Total Stockholders’ equity decreased from $2,421,398 as of December 31, 2014 to $2,034,653 as of September 30, 2015, due to the aforementioned net loss of $225,842, other comprehensive loss of $152,478 and reverse acquisition adjustment of $26,943, partially offset by imputed interest of $63,968.

PLAN OF OPERATION AND FUNDING

We plan on expanding and growing the business of our acquired subsidiary, SRL.

In October 2014, SRL negotiated a concession contract with the local area government so that it could profit from the use of its property.

Agriculture

SRL entered into an agreement to sell up to a maximum of 250,000 bundles of reeds beginning in May 2015. The reeds have a growing season of mid April through mid November are harvested from mid November through late March each year, after which the land goes through a controlled burn to return it to its initial growing state. The 2015 reed contract includes pass through provisions for normal delivery costs and the Company earns Euro 1.60 per bundle delivered. The Company has experienced delays in the transportation and quality control process of selecting only those reeds that meet the quality standards required of its customer, due primarily to this being the first year of operation. As a result, SRL sold a total of approximately 99,000 bundles for total gross revenues of $151,480 through September 30, 2015. As of October 27, 2015, the Company has sold its remaining inventory of approximately 24,000 bundles of reeds.

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

Luxury Resort Property

SRL is currently in the planning stage to develop a luxury resort property within the property area on the Danube River. SRL’s plans are to build a resort property on land built out in the Danube River and also to utilize existing structures to build a number of bungalows/cabins alongside the Danube River delta. These plans are dependent upon obtaining sufficient financing and are therefore subject to significant uncertainty. In the third quarter of 2015, we spent approximately $10,000 to begin the process of improving our land under contract with the county of Tulcea in Romania for our resort. We have no fixed commitments at this time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

AGRIEURO CORP.

By: /s/ RADU COSMIN MONDA
Dated: October 27, 2015	Radu Cosmin Monda, Chief Executive Officer