Form 10-K
period 2015-12-31
AgriEuro Corp.
filed 2016-04-14
CIK 1605740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-196109

AGRIEURO CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	5400	41-2282815
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Sos Iancului Nr. 60, Apt. 1, Sector 2
Bucharest 021727 Romania
(Address of principal executive offices)
(212) 655-9818
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,000.  The aggregate value of the registrant’s outstanding common stock held by non-affiliates was calculated by reference to the open and close bid price for such stock as of June 30, 2015.  There is no record of an ask price as of June 30, 2015 for the registrant’s common stock.  No trading of the registrant’s common stock took place until July 17, 2015.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  256,000,000 common shares issued and outstanding as of March 31, 2016.

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

AgriEuro Corp. (the “ Company”) was incorporated in the State of Nevada on October 24, 2013 as Artex Corp. and on August 25, 2015 formally changed its name to AgriEuro Corp.

In addition to a change in control of its management and shareholders, until recently the Company's business activities to date have been limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

On June 9, 2015, the Company completed a share exchange pursuant to the Share Exchange Agreement (the “Share Exchange Agreement”) it entered into with Speed Flyer Limited, a Seychelles corporation (“SFL”), whereby the Company issued 800,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. Piscicola Tour A.P. Periteasca S.R.L., a Romanian limited liability company (“SRL”).  In connection with Share Exchange Agreement, the Company elected to enter into the luxury hotel, reed farming, fish farming and aquaculture industries.   As a result of this transaction, the Company become the majority shareholder of SRL, the officers and directors of SRL, Radu Cosmin Monda, Valer Monda and Eduard George Tipar, became officers and directors of the Company and the Company’s sole officer and director, Guo Chuang Cheng, resigned.

On August 25, 2015, the Company entered into a statutory merger with its wholly-owned subsidiary, AgriEuro Corp. The effect of such merger is that the Company was the surviving entity and changed its name to AgriEuro Corp. On August 25, 2015, the Company changed its trading symbol to “EURI”.

On August 25, 2015, Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of forty (40) shares for every one (1) share held. This annual report incorporates the 40:1 forward split as if it occurred at the inception of the Company.

(a)	General Business.

In the fourth quarter of 2014 SRL commenced operations in the agriculture industry when it commenced farming operations of reeds on its property located outside of Constanta, Romania, pursuant to a concession agreement with the local government  signed in October 2014, that allows SRL to sell the economic products produced on its property. The reeds are sold to SRL’s customers and then processed into insulation used in the construction of residential and commercial structures. In June 2015, SRL commenced aquaculture operations and has started making plans for its resort.  During the quarter ended Soptember 30, 2015, the Company commenced preparations to expand its operations by planning for a new luxury hotel on additional property it owns outside of Constanta, Romania.  To that end, the Company engaged architectural and construction firm Tehnomontaj Construct SRL.  Tehnomontaj completed its geotechnical study at the end of October 2015 and plans to begin on a 2D design in November 2015.

SRL's investments and assets are located in the country of Romania in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe.  SRL’s property, which is in a state of development, is made up of an area of 1709 hectares of land, in the Danube Delta (the “Property”).  SRL’s operations and planned operations on the property are as follows:

(i)
Reed Farm -   SRL operates a reed farm on a section of the Property that consists of approximately 700 hectares.  SRL’s customers process the reeds into insulation used in the construction of residential and commercial structures.

(ii)
Fish Farm – In June 2015 SRL began operating a fish farm on a section of the Property that consists of 1009 hectares.  The area comprising the planned fish farm already includes 25 km of dams, which were built in the 1980s.

(iii)
Building Complex at the Black Sea Shore – This building complex has a constructed surface of 1,200 square meters, is composed of four (4) buildings, and is situated on 1.1 hectares near the fish farm.  The building complex was initially designed for the fish farming specialists and is currently decommissioned.  SRL anticipates constructing accommodations with a capacity of 120 beds.

(iv)
Island Holiday Complex - on a two (2) hectare surface, inside the Natural Reservation of Danube, Tulcea County, Channel area, near the fish farm, SRL anticipates building holiday cabins, completely equipped, with reed roofs, each with its own bathroom. The cabin complex is expected to include a brickwork building as a dining room, equipped with a kitchen, bathroom and central heating.  The cabin complex is planned to have a capacity of 500 beds.

(b) Growth Strategy

Our growth strategy includes several different sectors:

1. For the Building Complex at the Black Sea Shore and the Island Holiday Complex (collectively, the “Resort”) several important stages are to be accomplished, including the following:

- building an all-inclusive Resort;

- contracting with several European and international tour operators to create tourism offers for the Resort; and

- promoting these offers through the thousands of international travel agencies from the tour operators’ portfolios.

The Resort is expected to occupy about 1% of the Property, the rest remaining for walking and nature studies or other activities that can be undertaken in nature. Tourists will have 1709 hectares on which to walk, discover charming animals or explore the Danube Delta.

To achieve our plan, we intend to build an all-inclusive resort, with a capacity of 620 beds and then, follow a plan to attract tourists, by contracting European and international tour operators. Thus, the following need to be addressed:

a)	Adjustment of the existing accommodation facilities and also building new ones, to reach the capacity of 620 beds;
b)	Building recreational areas;
c)	Contracting with tour operators;
d)	Providing international transportation;
e)	Providing accommodation in Bucharest or Constanta (the nearest cities with international airports);
f)	Providing transport in the Danube Delta;
g)	Creating spaces especially for tourists to carry on all sorts of activities; and
h)	Finding ways locally to run the tourism activity on our own.

For the Resort accommodations to be put into service, several investments are needed, for redesigning and equipping the existing buildings, and to build new places of accommodation. Currently, the Company is planning on building facilities that will offer a total of 620 rooms, which the Company expects to cost approximately $3,730,000 (or approximately 3,300,000 Euros.)  The Company is at the point where it can start the permit process with respect to the Resort, which could take six (6) months to one (1) year or more, depending on when it starts the permit process.  However, the Company does not wish to start the permit process unless it has raised funds necessary to complete the Resort or has received bona fide commitments from trusted investors.  Currently, there is no such Resort built in the Danube Delta and, at this time, there is no assurance that the Company will be able to raise the funds necessary to complete the Resort or any of its other planned businesses or that, if completed, they will be successful.

2. The development of our water reed farming.

From the current 1709 hectares, 700 hectares are occupied by quality water-reed plants, which can be harvested during the cold season from 15th Nov to 15th March. Demand for our water reeds in northern countries is very large, due to its’ unique qualities of being water proof, and cold and heat resistant, which allows them to act as high quality insulation when processed by our customers.

SRL entered into an agreement to sell up to a maximum of 250,000 bundles of reeds beginning in May 2015. The reeds have a growing season of mid April through mid November are generally harvested from mid November through late March each year, after which the land goes through a controlled burn to return it to its initial growing state. The 2015 reed contract included pass through provisions for normal delivery costs and the Company negotiated a selling price of Euro 1.60 per bundle delivered. The Company experienced delays in the transportation and quality control process of selecting only those reeds that meet the quality standards required of its customer, due primarily to this being the first year of operation. In addition, the Company has yet to acquire the necessary amount of harvesting equipment, and instead in 2015 relied too much on manual labor to complete the harvest. Also, because this was the first harvest of reeds to be used, the original reeds within the 700 hectares were of a lesser quality.  Because of the harvest in 2015, future harvests will have a greater natural yield of higher quality reeds. As a result of the delays and issues with the harvest, SRL sold a total of approximately 121,000 bundles and realized an average selling price of approximately Euro 1.37 per bundle, for total gross revenues of $202,530 through December 31, 2015. Because of issues with the weather and day laborers, the 2015 harvest for sale in 2016 was started late, in the back half of December 2015.  As such, there were no costs included in Inventory as of December 31, 2015.  The 2016 harvest was significantly larger than the 2015 harvest and as of March 31, 2016 the harvest was a gross 350,000 bundles.  The Company believes that the quality of the 2016 harvest was such that as much as approximately 70% of the bundles harvested as of March 31, 2016 are available for sale.  In addition, the Company believes that it will be able to sell those reeds at an average selling price of Euro 1.40 per bundle.

The Company believes that in order to significantly increase the yield of harvested reeds it will need at least two more (2) harvester machines at a cost of approximately $80,000 dollars each.  The Company believes that if they are able to obtain the funds necessary to acquire two (2) more harvester machines, they can harvest 1 million bundles of reeds in 2017 and sell all of them.  However, there can be no assurance that the Company will be able to raise the funds necessary to acquire the two (2), or any, additional harvester machines or that, if acquired, the Company will increase its harvest of reeds.

3. The development of Aquaculture and Fish farming

Currently our property sits on an estimated 3,300,000 cubic meters of water, with estimates of 1kg of fish/2 cubic meters of water, 1,600 tons of fish/year can be farmed from existing resources. SRL entered the aquaculture business as of June 30, 2015. SRL has a two-pronged approach. It is currently using a large pond on its property to raise organically grown fish with natural replenishment. In addition, SRL is currently upgrading a system of smaller ponds that will hold specially bred fish (several variants of pike, perch, carp etc). The fish will go through a 3 year development cycle with separate ponds for each development year, which will allow for maximum growth potential which will allow SRL to maximize the yield to be received from their sale. We are expecting the first sales of organically grown fish in 2017 and in 2018 for the bred fish. In order for the Company to be able to harvest fish, it will need additional approximately 165,000 Euro worth of additional equipment to clean out certain areas.  However, there can be no assurance that the Company will be able to raise the funds necessary to acquire the additional equipment or that, if acquired, the Company will be able to harvest fish.

Concession Agreement

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $483,000 at December 31, 2015 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $483,000 minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $72,000 per year, at December 31, 2015 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body in an amount that varies according to the amount of reed sales and fish sales.  In November, 2015 the concession district assessed the Company approximately $337 in additional rent under the concession contract for 2015 reed sales.

All facilities that are built on the Property by SRL will be owned by SRL.

Item 1A. Risk Factors

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our business operations.

The Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the initial stage of development. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

We have yet to make a profit and there could develop doubt about our ability to continue as a going concern.

We have incurred recurring losses to date and as of December 31, 2015 had negative working capital deficit of $1,676,829. Our financial statements have been prepared assuming that we will continue as a going concern and our auditors have included an explanatory paragraph in their audit opinion regarding that fact.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  There can be no assurances that the Company will become profitable or obtain financing necessary to continue as a going concern.

We will require additional funds in the future (either through profitable operations, or obtaining the necessary financing) to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Our agriculture business and our proposed hospitality business are very capital intensive.  In addition, under our concession contract, in order to take advantage of the 5-year extension available to us beyond the ten (10) year term that expires in October 2024, we will need to invest approximately $483,000 in upgrading the existing structures on the Property on or before October 2017.  The cost to construct our proposed hotel and bungalow properties, will require substantially higher investment. We may therefore need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill our business plan in the future. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and develop our properties and products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

In addition, we are expecting the first sales of organically grown fish in 2017 and in 2018 for the bred fish. In order for the Company to be able to harvest fish, it will need additional approximately 165,000 Euro worth of additional equipment to clean out certain areas.  However, there can be no assurance that the Company will be able to raise the funds necessary to acquire the additional equipment or that, if acquired, the Company will be able to harvest fish.  Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and develop our fish farming business, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

The Company believes that in order to significantly increase the yield of harvested reeds it will need at least two more (2) harvester machines at a cost of approximately $80,000 dollars each.  The Company believes that if they are able to obtain the funds necessary to acquire two (2) more harvester machines, they can harvest 1 million bundles of reeds in 2017 and sell all of them.  However, there can be no assurance that the Company will be able to raise the funds necessary to acquire the two (2), or any, additional harvester machines or that, if acquired, the Company will increase its harvest of reeds.  Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and expand our agriculture business, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

A substantial amount of our indebtedness is either due on demand or payable within one year

We currently have outstanding indebtedness to the non-controlling shareholder of S.C. Piscicola Tour AP Periteasca S.R.L. and our largest shareholder in the amount of $1.7 million that is either due on demand or due prior to December 31, 2016.  In the event these related parties choose to demand payment or fail to agree to roll over their notes when they mature, we may not have the funds on hand in order to satisfy the repayment of their obligations, which could result in our having to delay expansion plans or to curtail operations in order to satisfy their payment demands.

Our failure to renew our concession agreement, or obtain other permits that may be necessary for our planned operations, could negatively affect our business.

We entered into a concession agreement with the local government in the county of Tulcea, Romania, which gives up the right to engage in any trade or business on our properties and to profit from the use of the properties.  The concession agreement requires us to make minimum rental payments, has an initial term of ten (10) years, and has a five (5) year option.  However, we may need to apply for and obtain other concession agreements or permits in order to more fully develop our properties in the future.  Any additional concession agreements or permits we may need to operate our properties may not be issued, or, if issued, may not be issued in a timely fashion. In addition, the concession agreement only has an initial term of ten (10) years with a five (5) year option.  After the expiration of the 15 year period there is no assurance that we will be able to enter into a new concession agreement or extend the current concession agreement.  Failure to obtain a new concession agreement or extend the current concession agreement may cause us to have to cease our operations and may put our properties and other assets at risk.

Macroeconomic and other factors beyond our control can adversely affect and reduce demand for our products and services.

Macroeconomic and other factors beyond our control can reduce demand for our planned hospitality products and services, including demand for rooms. Demand for the production of our Reed and fish may also be cyclical in nature, and likewise affected by macroeconomic factors beyond our control. These factors include, but are not limited to:

•
changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes.

Any one or more of these factors could limit or reduce overall demand for our products and services or could negatively affect our revenue sources, which could adversely affect our business, financial condition and results of operations.

Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability as well as limit or slow our future growth.

Consumer demand for our products, services and planned services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for hospitality products and services can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by decreasing the revenues and profitability of our products such as reed, fish, as well as hospitality services. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our services decreases, our business operations and financial performance may be adversely affected.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

 Adverse weather conditions, including as a result of future climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our agricultural commodities and negatively affect the creditworthiness of agricultural producers who do business with us.

Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing water levels of the Danube River, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location and costs of global agricultural commodity production and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

We are subject to fluctuations in agricultural commodity prices caused by other factors outside of our control that could adversely affect our operating results.

Prices for agricultural commodities and their by-products, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting decisions, government agriculture commodity programs and policies, global inventory levels, demand for agricultural commodities, weather and crop conditions and demand for and supply of, competing commodities and substitutes. These factors may cause volatility in our operating results.

Our business may also be adversely affected by fluctuations in the cost of products and services used in producing our agricultural commodities that are caused by market factors beyond our control. As a result of competitive conditions in our agricultural commodities businesses, we may not be able to recoup increases in our costs through increases in sales prices for our products, which may adversely affect our profitability.

Other Risks

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Because our principal assets will be located in Romania, outside of the United States, and our officers and directors, reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers or directors.

Our principal operations and assets are located in Romania, outside of the United States, and our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on our officers or directors in the United States, and it may be difficult to enforce any judgment rendered against our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against our officers or directors, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of Romania, or any other country, may render that investor unable to enforce a judgment against the assets of our officers or directors. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, officers or directors, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws. We believe that if the prospective investors are located outside of the United States, that the protection afforded them by the United States bankruptcy code will be unavailable for them, or that it may not be enforceable where the primary assets are located.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

SRL's property is located in the country of Romania in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe. See Item 1. Description of Business (a) General Business for a more detailed description of the Property and the operations thereon.

When SRL originally acquired the Property, it had the right to use it in any manner, except that SRL could not economically profit from any activity on the Property.  On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $483,000 at December 31, 2015 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $483,000 minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $72,000 per year, at December 31, 2015 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body in an amount that varies according to the amount of reed sales and fish sales.  In November, 2015 the concession district assessed the Company approximately $337 in additional rent under the concession contract for 2015 reed sales.

Item 3. Legal Proceedings

The Company has been named as a defendant in the lawsuit entitled Geoge Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015, and AgriEuro Corp. was added as a defendant on November 23, 2015. The other named defendants in the lawsuit are America Resources Exploration dba PetroGas Company, Inc. and iContact, LLC. The lawsuit alleges that AgriEuro Corp. and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  Except as provided above, we know of no other legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.  The Company believes the claim has no merit and will actively defend itself.  No amounts have been recorded to date for this matter.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets at this time.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

All OTC Pink Sheets quotations reproduced herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for each quarter during the period commencing January 1, 2014 through December 31, 2015, the reported high and low bid prices of our common stock on the OTCBB.  Our stock was first quoted on the OTC Pink Sheets on July 17, 2015.

Quarter Ended	High	Low

December 31, 2015	$2.09	$0.105
September 30, 2015	$4.00	$0.01
June 30, 2015	$0.01	$0.01
March 31, 2015	$0.01	$0.01

December 31, 2014	$0	$0
September 30, 2014	$0	$0
June 30, 2014	$0	$0
March 31, 2014	$0	$0

Number of Holders

As of March 31, 2016, the 256,000,000 issued and outstanding shares of common stock were held by a total of eight shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2015 and or the period from October 24, 2013(inception) to December 32, 2014.  We have not paid any cash dividends since October 24, 2013(inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 750,000,000, $0.001 par value shares of common stock authorized.  No amount of preferred stock has been designated as of the date of this filing.

On February 13, 2014, the Company issued 140,000,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

On June 9, 2015, the Company completed a share exchange pursuant to the Share Exchange Agreement (the “Share Exchange Agreement”) it entered into with Speed Flyer Limited, a Seychelles corporation (“SFL”), whereby the Company issued 32,000,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. Piscicola Tour A.P. Periteasca S.R.L., a Romanian limited liability company (“SRL”)

There were 256,000,000 shares of common stock issued and outstanding as of March 31, 2016.

The foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser of the securities represented to the Company that they were purchasing the securities for their own account and not for the account of any other persons. The purchasers were provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Corporate History

AgriEuro Corp. (formerly known as Artex Corp.) was incorporated on October 24, 2013, under the laws of the State of Nevada to engage in any lawful corporate undertaking, with the specific intended business activity of selling popcorn from mobile carts in Poland.

In addition to a change in control of its management and shareholders, until recently the Registrant's business activities to date have been limited to attempting to implement its business plan, issuing shares and filing a registration statement on Form S-1 pursuant to the Securities Act of 1934.

On June 9, 2015, the Company completed a share exchange with Speed Flyer Limited, a Seychelles corporation (“SFL”), which is the Registrant’s largest shareholder, which at the time of entering into this Agreement held 62.5% of our issued and outstanding shares of common stock, whereby the Registrant issued to SFL 32,000,000 shares in exchange for 97.6% of S.C. Piscicola Tour A.P. Periteasca S.R.L., a Romanian limited liability company (“SRL”). As a result of this transaction, the Company become the majority shareholder of SFL, the officers and directors of SRL, Radu Cosmin Monda, Valer Monda and Eduard George Tipar, became officers and directors of the Company and the Company’s sole officer and director, Guo Chuang Cheng, resigned.

The transaction has been accounted for as a recapitalization of SRL as the majority shareholder of SRL is now majority shareholder of the Company and the Company was a shell company under the 1934 Securities and Exchange Act at the time of the merger.

SRL was incorporated in 2012 in Romania in order to hold certain assets spun out of S.C. Piscicola Tour AP S.R.L. by the former owners. In 2014 SRL commenced operations in the agriculture industry when it commenced farming operations of reeds on its property located outside of Constanta, Romania, pursuant to a concession agreement with the local government that allows SRL to sell the economic products produced on its property. The reeds are sold to SRL’s customers and then processed into insulation used in the construction of residential and commercial structures. In June 2015, SRL commenced aquaculture operations and later in 2015 SRL plans to expand its operations and expects to begin planning for a new Resort on additional property it owns outside of Constanta, Romania within the Danube Delta.  Currently, there is no such Resort built in the Danube Delta and, at this time, there is no assurance that the Company will be able to raise the funds necessary to complete the Resort or any of its other planned businesses or that, if completed, they will be successful

Business Overview

SRL intends to further develop the 1,709 hectares of land in owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land is the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10 year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $483,000 at December 31, 2015 exchange rates into upgrading the current structures on the property on or before October 2017.

RESULTS OF OPERATION

During the year ended December 31, 2015, we commenced realizing revenue for the first time. This revenue was generated entirely by our reed farming business. However, the revenue that we have started to generate was not sufficient generate net profits for the year. We have therefore continued to incur net losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our short and long-term operating and expansion requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2015, compared to the Year Ended December 31, 2014

We generated gross profit of $41,200 on $202,530 of revenue from the sale of reed bundles during the year ended December 31, 2015. Our net loss from operations for the year ended December 31, 2015 was $391,475, compared to a net loss from operations of $256,759 during the year ended December 31, 2014. We did not generate any revenue during the year ending December 31, 2014.   In 2015 we were able to sell approximately 121,000 bundles at an average selling price of approximately Euro 1.37 per bundle.  In 2016 we hope to be able to yield a higher bundle count due to our experience in the 2015 harvest coupled with the expected yield increase from the natural quality increase due to last year’s harvest.  In addition, we expect to see a slightly higher Euro 1.40 per bundle average selling price in 2016.

As of the date of this filing, we did not expend funds to purchase additional harvest equipment for the 2016 harvest and have relied more on day labor to harvest the reeds on our property.  Even so, our 2016 harvest was substantially larger than our 2015 harvest.  As of March 31, 2016, we had harvested on a gross basis approximately 350,000 bundles, of which we believe approximately 70% will be available for sale at an average selling price of Euro 1.40 per bundle. This means that our reed harvest operation will result in our operations in Romania being close to cash flow positive in 2016.  In the future, should we be able to raise additional funds, we could increase the yield through harvest automation such that we could harvest upwards of 1 million bundles for sale in a given year, which would result in substantial increases in profitability from current operations.

In addition, in 2017 we expect to commence aquaculture sales of non-modified fish we are now tending in our dam controlled ponds.  In addition, we also expect to begin purchase of genetically modified breeding fish, that will take until 2018 to mature and be available to us.

During the year ended December 31, 2015, we incurred general and administrative expenses of $316,153 and professional fees of $31,117, compared to $133,297, and $30,500, respectively, incurred during the year ended December 31, 2014.  The increase in general and administrative expenses in 2015 was generally from increased operations in 2015 over 2014, primarily related to increased cost under the concession agreement of approximately $56,000 and increased payroll and related costs of approximately $70,000 and increased depreciation of approximately $20,000.  We expect that professional fees will increase over time from amounts incurred in 2015 as we grow our operations.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2015

As of December 31, 2015, our current assets were $101,279, compared to $83,270 in current assets at December 31, 2014. The increase in our current assets was primarily because of an increase in our accounts receivable to $23,777 from nil, an increase in our cash and cash equivalents to $20,656 from $4,882, and an increase in our other current assets to $46,185 from $6,674, partially offset by a decrease in our inventory to $10,661 from $71,714.

As of December 31, 2015, our current liabilities were $1,778,108, compared to current liabilities of $1,647,330 as of December 31, 2014. Current liabilities as of December 31, 2015, were comprised of short term notes payable in the amount of $1,730,635 and $47,473 in accounts payable and accrued liabilities. This compares to $1,611,653 in short term notes payable and $35,677 in accounts payable and accrued liabilities, as of December 31, 2014. The increase in our short term notes payable was primarily the result of our need to increase our property and equipment in order to assist in the transportation and warehousing of our reed harvest and to provide the funding necessary to offset our operating losses.

Total Stockholders’ equity decreased from $2,421,398 as of December 31, 2014 to $1,813,402 as of December 31, 2015, due to the aforementioned net loss of $391,475, other comprehensive loss of $265,124 and an adjustment to additional paid in capital of approximately $172,000 resulting from the accounting effects of the recapitalization of the Company.

The Company has plans to raise additional funds from a number of sources, and is currently considering equity and debt offerings under private placements and also in an initial public offering.  However, there can be no assurance at this time that the Company will be able to raise the significant funds the Company needs to continue its multiple expansion plans.  In the event that the Company is unable to raise substantial funding in 2016, one or more current expansion plans may need to be delayed until after 2016.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AgriEuro Corp.

We have audited the accompanying consolidated balance sheets of AgriEuro Corp. as of December 31, 2015 and 2014 the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. AgriEuro Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AgriEuro Corp. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC
Deer Park, Illinois
April 14, 2016

AgriEuro Corp.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$20,656	$4,882
Accounts receivable	23,777	-
Inventory	10,661	71,714
Other current assets	46,185	6,674
Total Current Assets	101,279	83,270
Property, plant and equipment, net	3,977,181	4,141,437

TOTAL ASSETS	4,078,460	4,224,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$47,473	$35,677
Short term notes payable - related parties	1,730,635	1,611,653
Total Current Liabilities	1,778,108	1,647,330

Notes payable - related party	486,950	155,979

TOTAL LIABILITIES	2,265,058	1,803,309

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 750,000,000 shares authorized,
256,000,000 and 172,000,000 shares issued and outstanding, respectively	256,000	172,000
Additional paid-in capital	2,995,344	3,082,669
Accumulated deficit	(851,058)	(464,352)
Accumulated other comprehensive loss	(627,679)	(368,919)
Total AgriEuro Corp. Stockholders' Equity	1,772,607	2,421,398
Noncontrolling interest	40,795	-
TOTAL STOCKHOLDERS' EQUITY	1,813,402	2,421,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,078,460	$4,224,707

The accompanying notes are an integral part of these consolidated financial statements.

AgriEuro Corp.
Consolidated Statements of Operations and Comprehensive Income

	Years Ended
	December 31,
	2015	2014

REVENUES	$202,530	$-
COST OF GOODS SOLD	161,330	-
GROSS PROFIT	41,200	-

OPERATING EXPENSES
General and administrative	316,153	133,297
Professional fees	31,117	30,500
Total Operating Expenses	347,270	163,797

Operating Loss	(306,070)	(163,797)

OTHER EXPENSE
Interest expense – related party	(85,405)	(92,962)
Total Other Expense	(85,405)	(92,962)

LOSS FROM OPERATION BEFORE INCOME TAXES	(391,475)	(256,759)

Income taxes	-	-

NET LOSS	(391,475)	(256,759)
Net loss attributable to the noncontrolling interest	4,769	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	(386,706)	(256,759)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(265,124)	(334,554)
Other comprehensive gain (loss) attributable to the noncontrolling interest	6,364	-
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
THE SHAREHOLDERS OF AGRIEURO CORP.	(258,760)	(334,554)

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$(645,466)	$(591,313)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	218,947,945	172,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AgriEuro Corp.
Consolidated Statements of Stockholders’ Equity

	AgriEuro Corp. Shareholders
					Accumulated
	Common Stock		Additional		Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Noncontrolling Interest	Stockholders' Equity

Balance - December 31, 2013	140,727,273	$140,727	$3,020,895	$(207,593)	$(34,365)	$-	$2,919,664
Imputed interest	-	-	92,962	-	-	-	92,962
Net loss	-	-	-	(256,759)	-	-	(256,759)
Other comprehensive loss	-	-	-	-	(334,554)	-	(334,554)
Sale of common stock	31,272,727	31,273	(31,188)	-	-	-	85
Balance - December 31, 2014	172,000,000	172,000	3,082,669	(464,352)	(368,919)	-	2,421,398
Reverse acquisition adjustment	84,000,000	84,000	(172,727)	-	-	51,928	(36,799)
Imputed interest	-	-	85,402	-	-	-	85,402
Net loss	-	-	-	(386,706)	-	(4,769)	(391,475)
Other comprehensive loss	-	-	-	-	(258,760)	(6,364)	(265,124)
Balance - December 31, 2015	256,000,000	$256,000	$2,995,344	$(851,058)	$(627,679)	$40,795	$1,813,402

The accompanying notes are an integral part of these consolidated financial statements.

AgriEuro Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(386,706)	$(256,759)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss contributed to noncontrolling interest	(4,769)	-
Non-cash interest expense	87,466	90,115
Vendors paid directly by shareholder advance	121,507	-
Depreciation	30,897	898
Changes in operating assets and liabilities:
Accounts receivable	(25,247)	-
Inventory	56,264	(66,191)
Other assets	(42,695)	(7,186)
Accounts payable and accrued liabilities	(13,036)	13,644
Net cash used in operating activities	(176,319)	(225,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse acquisition	18	-
Capital expenditures	(176,294)	(23,783)
Net cash used in investing activities	(176,276)	(23,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related parties	383,476	245,757
Issuance of common stock for cash	-	81
Net cash provided by financing activities	383,476	245,838

Effects on changes in foreign exchange rate	(15,107)	8,227

Net increase in cash and cash equivalents	15,774	4,803
Cash and cash equivalents - beginning of period	4,882	79
Cash and cash equivalents - end of period	$20,656	$4,882

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$5,775
Non-cash capital expenditures	$158,892	$71,560

The accompanying notes are an integral part of these consolidated financial statements.

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND GOING CONCERN

AgriEuro Corp. (the “ Company”) was incorporated in the State of Nevada on October 24, 2013 as Artex Corp. and on August 24, 2015 formally changed its name to AgriEuro Corp. The Company was originally formed to sell popcorn from mobile carts in Poland but was never able to commence such operations. The Company has now entered into the business of agriculture, aquaculture and hospitality through our merger.

On June 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speed Flyer Limited (“SFL”), a Seychelles corporation, whereby the Company issued 800,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. PISCICOLA TOUR AP PERITEASCA S.R.L. (“SRL”), a Romanian limited liability company (See NOTE 7). In addition, as of the date of the merger, the Company changed its fiscal year end to that of December 31 to align the Company with the Company’s majority owned operating subsidiary.

For financial accounting purposes, the Exchange Agreement has been accounted for as a reverse acquisition by the SFL, and resulted in a recapitalization, with SFL. being the accounting acquirer and the Company as the acquired entity. The assets acquired and liabilities assumed were $17 and $36,816, respectively. The consummation of this Exchange Agreement resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, SFL, and have been prepared to give retroactive effect to the reverse acquisition completed on June 8, 2015, and represent the operations of SFL. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of SFL. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

On August 25, 2015, the Company entered into a statutory merger with its wholly-owned subsidiary, AgriEuro Corp. The effect of such merger is that the Company was the surviving entity and changed its name to AgriEuro Corp. On August 25, 2015, the Company changed its trading symbol to “EURI”.

As of December 31, 2015, the Company has a working capital deficit of approximately $1.68 million. Due to the nature of the Company’s business, the next possible timing for reed sales will occur in or after April 2016 after the winter harvest is completed sometime around the end of March 2016.  As of the date of these financial statements, the Company did not acquire automated harvesting equipment and is again relying on manual labor in order to harvest its reed crop in 2016.  The result of not purchasing automated harvesting equipment is an approximate 85% reduction in potential yield while at the same time increasing costs due to the required use of manual labor.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has to date received substantial funding from and has generally been able to obtain waivers to extend its debt from its related parties as those obligations come due.  The Company is expecting to offer its stock in a public offering in the first quarter of 2016 into the second quarter of 2016 in order to satisfy its working capital needs in the agricultural and aquaculture industries and also to begin the process of expanding into the hospitality business, however, there can be no assurance that the Company will be able to raise these funds on terms acceptable to the Company and that the related parties will continue to lend to the Company and waive payment obligations as they come due under the short term notes and advances.  If the Company is unable to raise additional funds or should its related parties demand repayment of notes and or advances currently due, the Company may be required to curtail operations and if necessary cease operations.  The consolidated financial statements presented herein do not include any adjustments that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.  Certain reclassifications have been made in the 2014 financial statements to conform to the 2015 presentation.

Basis of Consolidation

These financial statements include the accounts of the Company and its subsidiary SRL, All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currency is the US dollar. SRL’s functional currency is the Romania Lei and thus SRL’s financial statements are translated into US dollar using current exchange rates. The U.S. dollar effects that arise from translating the net assets of the company at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive income (loss)(“AOCI”) and reflected as a separate component of equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Significant assumptions included in the preparation of these financial statements primarily are for the cash flows used in the impairment testing for long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at December 31, 2015 and 2014, the Company had $23,777 and $0 accounts receivable, respectively.

Concentrations

As of December 31, 2015, 100% of the accounts receivable balance was from one customer.  During the year ended December 31, 2015, 100% of the revenues were earned from two customers.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. As of December 31, 2015 and December 31, 2014, the Company had no readily marketable inventories.

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

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of December 31, 2015 and has determined that no impairment is required.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  The Company will recognize revenue only when all of the following criteria have been met:

i.)	Persuasive evidence for an agreement exists;
ii.)	Services have been provided or the goods have been delivered;
iii.)	The fee is fixed or determinable; and,
iv.)	Collection is reasonably assured.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities, and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019 (see below). Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements..

The Company has chosen to qualify as an Emerging Growth Company (“EGC”) and use the deferral provisions under Securities Act Section 7(a)(2)(B) and therefore does not expect to adopt the guidance from new accounting policies issued with effective dates after April 2012 until such time as the earlier of when they become applicable to private enterprises or the Company no longer qualifies as an EGC.

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	December 31, 2015	December 31, 2014

Reed costs	$-	$59,540
Fuel	7,914	10,716
Other	2,747	1,458
	$10,661	$71,714

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

Fixed assets consist of the following:

	December 31, 2015	December 31, 2014

Land	$9,689	$-
Buildings and related structures (idle and held for development)	3,606,973	4,064,026
Fixture	4,026	-
Machinery and equipment	191,999	36,796
Vehicles	174,474	53,147
Construction in progress	31,450	-
	4,018,611	4,153,969
Less accumulated depreciation	(41,430)	(12,532)
	$3,977,181	$4,141,437

For the year ended December 31, 2015 and 2014, depreciation expense was $31,263 and $11,629, respectively, of which $0 and $10,731 was included in reed costs inventory as of December 31, 2015 and 2014, respectively. The Company will commence depreciation on the buildings and related structures upon completion of work required to bring them to a usable state in its agriculture businesses.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014

Accounts payable	$20,112	$-
Accrued payroll and related taxes	4,839	5,177
Accrued professional fees	22,522	30,500
	$47,473	$35,677

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes Payable - SRL

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

In 2014, SRL received gross proceeds of approximately $236,000 and issued 1 year promissory notes in an aggregate amount of $80,000 and three year promissory notes of $156,000. All of the notes are unsecured and non-interest bearing and were issued to shareholders of SRL. In 2014, the majority shareholder of SRL made payments directly to suppliers for approximately $72,000 and entered into 1 year unsecured, non-interest bearing notes for those amounts.

During the year ended December 31, 2015, SRL received gross proceeds of approximately $346,000 and issued promissory notes in the aggregate principal amount of approximately $330,000 in three year notes and approximately $16,000 in 1 year notes.  All of the advances were from either shareholders of SRL or the Company.  All of the notes are non-interest bearing.

During the year ended December 31, 2015 and 2014, SRL imputed interest, at prevailing interest rates in Romania ranging between 3.25% and 5.5%, of $85,402 and $92,962, respectively for non-interest bearning notes issued to related parties of the Company.

Advances Payable - AgriEuro

Prior to the merger with SRL, a director and shareholder of the former shell advanced the Company $7,200.

During the year ended December 31, 2015, one of the Company’s shareholder advanced approximately $121,000 to provide the Company with additional working capital.

The advances above were unsecured and non-interest bearing.  No amounts were imputed for interest in 2015 as the amount was immaterial.

The following table shows our maturities of long-term notes outstanding as of December 31, 2015:

2016	$-
2017	156,000
2018	330,950
2019	-
2020	-
$486,950

NOTE 7 - EQUITY

The Company has 750,000,000 shares, $0.001 par value, of common stock authorized.  The Company does not have any authorized classes of preferred stock.

As of December 31, 2015, the Company does not have any instruments outstanding that are convertible or exercisable into shares of its common stock.

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

NOTE 8 – CONCESSIONS AND LEASES

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $481,000 at December 31, 2015 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $481,000 minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $72,000 per year, at December 31, 2015 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body in the amount of up to approximately $5.96 per gross tonne for the reeds harvested on the land under the concession contract, depending on volume of aquaculture harvested.  In November, 2015 the concession district assessed the Company approximately $337 in additional rent under the concession contract for 2015 reed sales.

Rent expense under the concession for the nine months ended December 31, 2015 and 2014 was approximately $72,000 and $20,000, respectively and approximately $0 and $10,000, was included in the reed cost inventory at December 31, 2015 and December 31, 2014, respectively.

The following table shows our minimum rental payments under non-cancellable leases with a maturity of 1 year or greater as of December 31, 2015 (using the exchange rate in effect as of December 31, 2015):

2016	$72,584
2017	72,584
2018	72,584
2019	72,584
2020	72,584
Thereafter	284,286
Total	$647,206

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and Romania.

The statutory federal income tax rate of United States is 34%.

From inception of the Company through December 31, 2014, the Company’s subsidiary SRL has elected to be taxed under special rules for “micro enterprises” in Romania. Under these rules, SRL is taxed at a rate of approximately 3% on its revenues. The “micro enterprise” tax designation is available to the Company up until such time as its revenues from the sale of products exceeds approximately $78,000 on an annual basis at December 31, 2014 exchange rates. After SRL’s revenue exceeded $78,000 on an annual basis in 2015, SRL was no longer be able to be taxed under the “micro enterprise” tax designation and SRL reverted back to the normal income tax rules in effect, which taxes taxable income at a 16% rate. SRL is allowed to carry forward its losses since inception and will be allowed to use those losses to offset future income taxes to be taxed upon SRL starting in the 2016 tax year. SRL is subject to audit in Romania for up to 5 years and therefore all of its outstanding tax years are still subject to possible audit.

As of December 31, 2015, the Company has loss carry forwards for US Federal income taxes of approximately $162,000 to offset against future income and approximately $2.87 million of loss carryforwards under Romanian tax jurisdiction.  Of these amounts, approximately $47,000 of US Federal net operating loss carryforwards are subject to limitation under Section 382 of the US Internal Revenue Code due to the change of ownership associated with the merger with SRL.  Both US Federal and Romanian net operating loss carryforwards my be carried forward up to a maximum of 20 years.  Both begin expiring in 2032.

The deferred tax assets created from current and prior year net operating loss carry forwards have been calculated at 34% rate in United States and the 16% rate in Romania.

Deferred tax assets were comprised of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

NOL carryforward	$476,000	$399,000
Total deferred tax asset	476,000	399,000
Impaired property and DD&A differences	(370,000)	(366,000)
Total deferred tax liabilities	(370,000)	(366,000)
Less valuation allowance	(106,000)	(33,000)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the statutory United State tax rate of 34% for December 31, 2015 and 2014 as follows:

	2015	2014

Income tax benefit at statutory rate	$131,500	$87,300
Difference in rates in Romania	(28,000)	(46,300)
Other	(11,500)	-
Non-deductible expenses	(19,000)	-
Change in valuation allowance	$(73,000)	$(41,000)
Income tax benefit	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

AgriEuro Corp. has been named as a defendant in the lawsuit entitled Geoge Sharp v. America Resources Exploration, Inc., et al., Case No. 37-2015-00028270-CU-NP-CTL, currently pending in the California Superior Court for San Diego County. The lawsuit was filed on August 20, 2015, and AgriEuro Corp. was added as a defendant on November 23, 2015. The other named defendants in the lawsuit are America Resources Exploration dba PetroGas Company, Inc. and iContact, LLC. The lawsuit alleges that AgriEuro Corp. and the other defendants sent and/or advertised in at least 99 emails in violation of California Business and Professions Code section 17529.5. The lawsuit seeks monetary relief in the amount of $99,000 jointly and severally against all Defendants along with the costs of the suit.  The Company believes the claim has no merit and will actively defend itself.  No amounts have been recorded to date for this matter.

NOTE 11 – SUBSEQUENT EVENTS

In February 2016, AJX Solutions Ltd. advanced SRL approximately $28,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Through  February 28, 2015,  Harris & Gillespie  CPA's,  PLLC (the "Harris & Gillespie  Entity") was the  independent  registered  public  accounting firm of the Company.  Mr. Michael Gillespie was the audit partner at the Harris & Gillespie Entity responsible for auditing the Company.  On May 7, 2015, Mr.  Gillespie  informed the Company's legal counsel that the Harris & Gillespie Entity was in the process being  dissolved.  On January 15, 2015, Mr.  Gillespie formed a new entity called Gillespie & Associates,  PLLC (the "Michael Gillespie Entity").  Mr. Thomas J.  Harris, formerly a partner at the Harris & Gillespie Entity, is not affiliated in any way with the Michael Gillespie Entity. On June 5, 2015, the Board dismissed the Harris & Gillespie  Entity as its independent registered public accounting firm.

Other than an explanatory  paragraph included in the Harris & Gillespie Entity's audit report for the  Company's  fiscal years ended  February 28, 2015 and 2014, relating  to the  uncertainty  of the  Company's  ability to continue as a going concern,  the audit  report of the Harris &  Gillespie  Entity on the  Company's financial  statements  for fiscal year ended February 28, 2015 and 2014, did not contain an adverse  opinion or a disclaimer of opinion,  nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal years ended February 28, 2015 and 2014, and through June 5, 2015, there were no disagreements  (as defined in item 304 of Regulation S-K) with the Harris & Gillespie  Entity on any matter of accounting  principles or practices,  financial statement  disclosure,  or auditing scope or procedure, which  disagreements,  if not  resolved  to the  satisfaction  of the  Harris  & Gillespie  Entity,  would have caused it to make reference to the subject matter of the  disagreements  in connection  with their  report,  and (2) there were no "reportable  events" as that term is defined in Item  304(a)(1)(v) of Regulation S-K.

Since Mr.  Gillespie  was the audit  partner  at the Harris &  Gillespie  Entity responsible for auditing the Company, the Company furnished Mr. Gillespie with a copy of its  disclosure  on June 8,  2015,  providing  Mr.  Gillespie  with the opportunity  to furnish the Company with a letter  addressed  to the  Commission stating  whether he agrees with the  statements  made by the  Company  herein in response to Item 304(a) of  Regulation  S-K and, if not,  stating the respect in which he does not  agree.  A copy of Mr.  Gillespie's  letter  addressed  to the Commission is whereby he stated that he was in agreement with the statements made about his firm was filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the Commission on June 10, 2015.

(b)  On  June  5,  2015,  the  Company  engaged  LJ  Soldinger  Associates  ("LJ Soldinger")  as the  Company's  independent  accountant  to audit the  Company's financial  statements and to perform  reviews of interim  financial  statements.
During the fiscal year ended February 28, 2014, through June 5, 2015 neither the Company nor anyone acting on its behalf  consulted  with LJ Soldinger  regarding (i) either the application of any accounting  principles to a specific completed or  contemplated  transaction of the Company,  or the type of audit opinion that might be rendered by LJ Soldinger on the Company's financial statements; or (ii) any  matter  that was either the  subject  of a  disagreement  with the Harris & Gillespie  Entity or a  reportable  event with respect to the Harris & Gillespie Entity.

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following table identifies all of the members of the Company’s Board of Directors and its Executive Officers. The members of the Board serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Positions Held	Date of Appointment

Radu Cosmin Monda	36	Chief Executive Officer, Member of the Board of Directors	June 10, 2015

Valer Monda	64	Member of the Board of Directors	June 10, 2015

Eduard George Tipar	41	Member of the Board of Directors	June 10, 2015

(c) Identification of certain significant employees.

The Company currently does not have any employees.

(d) Family relationships. None.

(e)  Business experience

Mr.  Radu Cosmin Monda – Chief Executive Officer and Member of the Board of Directors

Mr. Monda, age 36, has been employed by the National Environmental Guard of Romania since 2009 and was appointed the Chief Executive Officer of the Company on June 10, 2015.  From 2009 to 2010, he served as the Director of the Legal and Public Relations departments; from 2010 to 2013, he served as the Director of the Legal, Public Procurement and Information Technology departments; and from 2013 to 2014, he served as Head of the Special Objectives Department.  Mr. Monda received a degree in law from Titu Maiorescu, is a member of the Romanian Bar Association, and is a professional mediator.

Mr. Monda has not previously held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

Mr. Valer Monda – Member of the Board of Directors

Mr. Monda, age 64, received a law degree from the University of Bucharest Law School in 1974.  He also completed a postgraduate International Relations course.

From October 2013, Mr. Monda has been a Consultant and General Manager of Environmental Business Consulting SRL, which is a company specializing in business management and consulting in regard to commercial and environmental issues.  The focus of his work through Environmental Business Consulting SRL is advising clients with respect to environmental issues and assisting clients involved in the businesses of tourism and fishing.  From September 2011 through October 2013, he served as General Manager of SMF Intl. Trade, and from August 1992 through August 2011, he served as the General Manager and Administrator of Amiva Export Import.

Mr. Monda has not previously held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

Mr. Eduard George Tipar – Member of the Board of Directors

Mr. Tipar, age 41, has been the Executive Manager of Force1 Divizia de Securitate, an integrated security services company, since November 2014, where he has been responsible for management of operational, sales and marketing activities.  He also is involved in negotiating contracts and planning and measuring performance indicators.  From May 2013 through January 2014, he worked as General Manager of Rosegur which is an integrated security services provider.  From August 2012 through January 2015, he worked as General Manager of Industrializarea Laptelui Harghita, where he was responsible for management of financial, operational, sales and marketing activities for the company’s milk powder plant.  From August 2011 through August 2012, he worked as the Logistics Manager of Autonet Import Group which is a dealer and supplier to the automotive and repair industries.  From April 2007 through August 2011, Mr. Tipar worked as the Logistics Manager for Alumil Rom Industry, where he coordinated the operational activities of the company.  Mr. Tipar has a master’s degree in the Faculty of Transports from Polytechnic University in Bucharest, where he also studied Engineering and Technological Systems Management.  Mr. Tipar also studied International Economic Relations at the Academy of Economic Studies in Bucharest.

Mr. Tipar has not previously held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

(f)   Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g)  Promoters and control persons.

Speed Flyer Limited, a Seychelles corporation, owns 172 million shares of the Company’s common stock, which represents 67.18% of the total shares issued and outstanding. Therefore Speed Flyer is the Company’s controlling shareholder. Neither Speed Flyer, nor its controlling shareholder, AJX Solutions Ltd. Cyprus, a Cypriot corporation, has been a party to any legal proceedings at any time during the past five (5) years.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Audit Committee

We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Item 11. Executive Compensation

The Company has not paid any compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class

Common Stock	AJX Solution Ltd. Cyprus(2) Pontou, 2 Flat/Office 1, Agios Andreas 1107 Nicosia, Cyprus	172,000,000	67.18%

Common Stock	Radu Cosmin Monda 13 Septembrie Str. N0. 105 5th District Bucharest, Romania	-0-	-

Common Stock	Valer Monda 13 September Street, No. 105, Apt, 13 District 5 Bucharest, Romania	-0-	-

Common Stock	Eduard George Tipar Fainari Street No. 26, District 2 Bucharest, Romania	-0-	-

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2016.

As of March 31, 2016, there were 256,000,000 shares of our common stock issued and outstanding.

(2) AJX Solution Ltd. Cyprus, a Cypriot corporation, is the controlling shareholder of Speed Flyer Limited, a Seychelles corporation; Speed Flyer directly owns 172,000,000 shares of the Company’s common stock.

The Company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The Company does not have any arrangements for such issuances or arrangements at this time.

Item 13. Certain Relationships and Related Transactions

As of December 31, 2015, a former director associated with the Company prior to the transaction with SRL had loaned $7,200 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

On May 29, 2015, a change in control of the Company occurred by virtue of the Company's  largest  shareholder,  Jacek Niezgoda selling 140,000,000 shares of the  Company's  common  stock to Speed  Flyer  Limited,  a  Seychelles corporation.  Such shares represented 62.5% of the Company's total issued and outstanding shares of common stock at the time of the transaction.  As part of the sale of the shares, Speed Flyer Limited arranged with the resigning member of the Company's Board of Directors, to appoint Guo Chuang Cheng as the sole officer and director of the Company.  Mr. Guo was the control person of Speed Flyer Limited at the time.

On June 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speed Flyer Limited, a Seychelles corporation, whereby the Company issued 32,000,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. Piscicola Tour A.P. Periteasca S.R.L., a Romanian limited liability company (“SRL”).  Prior to the closing of the Share Exchange Agreement, Speed Flyer Limited owned 97.6% of the issued and outstanding equity interests of SRL, which it purchased from a third party.  Speed Flyer Limited is the Company’s largest shareholder and was the Company’s largest shareholder immediately before the consummation of the Share Exchange Agreement.

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

During the year ended December 31, 2015 and 2014, SRL imputed interest of $85,405 and $92,962, respectively on loans and advances provided to the Company on a non-interest bearing basis.

During the year ended December 31, 2015, one of the Company's shareholders and the non-controlling shareholder of SRL advanced approximately $262,000 in cash and a further $158,000 directly to vendors to acquire transportation and other equipment used in the reed harvest and to provide the Company’s SRL subsidiary with additional working capital.  The advances were evidenced by promissory notes, all of which were unsecured and non-interest bearing.  Approximately $330,000 were 3 year notes and $90,000 was in 1 year notes.

In addition, in 2015, a shareholder of the Company advanced approximately $121,000 directly to vendors of the Company.  The advances were not evidenced by a note, were unsecured and non-interest bearing.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our prior independent auditors, Harris & Gillespie, CPA’s, PLLC, for professional services rendered for the audit of our annual financial statements for the year ended February 28, 2015, and by our current independent auditors, LJ Soldinger Associates, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2015 are provided below.

Fee Category	Year Ended December 31, 2015	YearEnded February 28, 2015

Audit Fees	$51,271	$7,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$51,271	$7,500

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV
Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIEURO CORP.

Dated: April 14, 2016	By:	/s/ Radu Cosmin Monda
	Name:	Radu Cosmin Monda
	Title:	Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Radu Cosmin Monda	Chief Executive Officer, Chief Financial Officer, and Director	April 14, 2016
Radu Cosmin Monda

/s/ Valer Monda	Director	April 14, 2016
Valer Monda

/s/ Eduard George Tipar	Director	April 14, 2016
Eduard George Tipar