Form 10-Q
period 2016-03-31
AgriEuro Corp.
filed 2016-07-22
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-196109

AGRIEURO CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

41-2282815 (IRS Employer Identification Number)	5400 (Primary Standard Industrial Classification Code Number)

Sos. Iancului Nr. 60, Apt. 1, Sector 2
Bucharest, Romania 021727
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
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,000,000 as of July 13, 2016.

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

Page
Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-11

AgriEuro Corp.
Consolidated Balance Sheets

	March31, 2016 (Unaudited)	December 31, 2015*
ASSETS

Current Assets
Cash and cash equivalents	$1,114	$20,656
Accounts receivable	5,640	23,777
Inventory	49,034	10,661
Other current assets	55,729	46,185
Total Current Assets	111,517	101,279
Property, plant and equipment, net	4,194,696	3,977,181

TOTAL ASSETS	4,306,213	4,078,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$90,113	$47,473
Short term notes payable - related parties	1,817,097	1,730,635
Total Current Liabilities	1,907,210	1,778,108

Notes payable - related party	515,230	486,950

TOTAL LIABILITIES	2,422,440	2,265,058

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 750,000,000 shares authorized,
256,000,000 shares issued and outstanding, respectively	256,000	256,000
Additional paid-in capital	3,017,398	2,995,344
Accumulated deficit	(935,099)	(851,058)
Accumulated other comprehensive loss	(497,132)	(627,679)
Total AgriEuro Corp. Stockholders' Equity	1,841,167	1,772,607
Noncontrolling interest	42,606	40,795
TOTAL STOCKHOLDERS' EQUITY	1,883,773	1,813,402

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,306,213	$4,078,460

*Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements

AgriEuro Corp.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	35,646	30,954
Professional fees	27,105	-
Total Operating Expenses	62,751	30,954

Operating Loss	(62,751)	(30,954)

OTHER EXPENSE
Interest expense – related party	(22,054)	(20,264)
Total Other Expense	(22,054)	(20,264)

LOSS FROM OPERATION BEFORE INCOME TAXES	(84,805)	(51,218)

Income taxes	-	-

NET LOSS	(84,805)	(51,218)
Net loss attributable to the noncontrolling interest	764	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	(84,041)	(51,218)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	133,122	(226,770)
Other comprehensive gain (loss) attributable to the noncontrolling interest	(2,575)	-
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	130,547	(226,770)

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$46,506	$(277,988)

Basic and Diluted Loss per Common Share	$0.00	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	256,000,000	4,300,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

AgriEuro Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,805)	$(51,218)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash interest expense	22,179	20,264
Depreciation	13,037	-
Changes in operating assets and liabilities:
Accounts receivable	18,904	-
Inventory	(36,706)	(19,433)
Other assets	(6,836)	(10,080)
Accounts payable and accrued liabilities	39,701	16,225
Net cash used in operating activities	(34,526)	(44,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,780)	(39,683)
Net cash used in investing activities	(9,780)	(39,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related parties	28,360	80,915
Net cash provided by financing activities	28,360	80,915

Effects on changes in foreign exchange rate	(3,596)	(1,703)

Net increase in cash and cash equivalents	(19,542)	(4,713)
Cash and cash equivalents - beginning of period	20,656	4,882
Cash and cash equivalents - end of period	$1,114	$169

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash capital expenditures	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS AND GOING CONCERN

AgriEuro Corp. (the “Company”) was incorporated in the State of Nevada on October 24, 2013 as Artex Corp. and on August 24, 2015 formally changed its name to AgriEuro Corp. The Company was originally formed to sell popcorn from mobile carts in Poland but was never able to commence such operations. The Company has now entered into the business of agriculture, aquaculture and hospitality through our merger.

On June 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Speed Flyer Limited (“SFL”), a Seychelles corporation, whereby the Company issued 32,000,000 shares of its common stock in exchange for 97.6% of the issued and outstanding equity interests of S.C. PISCICOLA TOUR AP PERITEASCA S.R.L. (“SRL”), a Romanian limited liability company (See NOTE 7). In addition, as of the date of the merger, the Company changed its fiscal year end to that of December 31 to align the Company with the Company’s majority owned operating subsidiary.

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

As of March 31, 2016, the Company has a working capital deficit of approximately $1.8 million. The Company completed its winter reed harvest as of March 31, 2016 and has recorded 349,088 raw rundles effective March 31, 2016 which were subsequently cleaned, culled and prepared for initial sales commencing late May 2016. The Company expects to burn its crop fields during the third quarter of fiscal 2016 and should have completed sale of the finished reed bundles by close of the third quarter as well As of the date of these financial statements, the Company has not acquired automated harvesting equipment and is again relying on manual labor in order to harvest and produce its saleable reed crop in 2016.  The result of not purchasing automated harvesting equipment is an approximate 85% reduction in potential yield while at the same time increasing costs due to the required use of manual labor.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has to date received substantial funding from and has generally been able to obtain waivers to extend its debt from its related parties as those obligations come due.  The Company is expecting to offer its stock in a public offering during fiscal 2016 in order to satisfy its working capital needs in the agricultural and aquaculture industries and also to begin the process of expanding into the hospitality business, however, there can be no assurance that the Company will be able to raise these funds on terms acceptable to the Company and that the related parties will continue to lend to the Company and waive payment obligations as they come due under the short term notes and advances.  If the Company is unable to raise additional funds or should its related parties demand repayment of notes and or advances currently due, the Company may be required to curtail operations and if necessary cease operations.  The consolidated financial statements presented herein do not include any adjustments that might result from this uncertainty.

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.  Certain reclassifications have been made in the 2015 financial statements to conform to the 2016 presentation.

Basis of Consolidation

These financial statements include the accounts of the Company and its subsidiary SRL.  All material intercompany balances and transactions have been eliminated.

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

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at March 31, 2016 and December 31, 2015, the Company had $5,640 and $23,777 accounts receivable, respectively.

Concentrations

As of March 31, 2016 and December 31, 2015, 100% of the accounts receivable balance consisted of amounts outstanding from two customers related to product sales completed in fiscal 2015.  In the period ended March 31, 2016 one of these customers made a substantial reduction to their outstanding account.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. As of March 31, 2016 and December 31, 2015, the Company had no readily marketable inventories.

Inventories other than readily marketable inventories are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the first in-first out method. Inventories at March 31, 2016 consisted of harvested, unprocessed reed bundles at the Company’s cost to harvest and return the land to its original state.  Inventories at December 31, 2015 consist of costs related to initial harvesting of reed including fuel and labor.

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

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of March 31, 2016 and has determined that no impairment is required.

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (cont’d)

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019 (see below). Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements.

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

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	March 31, 2016	December 31, 2015

Reed costs	$43,983	$-
Fuel	4,306	7,914
Other	745	2,747
	$49,034	$10,661

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

Fixed assets consist of the following:

	March 31, 2016	December 31, 2015

Land	$10,227	$9,689
Buildings and related structures (idle and held for development)	3,807,297	3,606,973
Fixture	4,249	4,026
Machinery and equipment	207,699	191,999
Vehicles	184,164	174,474
Construction in progress	38,011	31,450
	4,251,647	4,018,611
Less accumulated depreciation	(56,951)	(41,430)
	$4,194,696	$3,977,181

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

For the three months ended March 31, 2016 depreciation expense was $13,037. The Company will commence depreciation on the buildings and related structures upon completion of work required to bring them to a usable state in its agriculture businesses.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015

Accounts payable	$71,590	$20,112
Accrued payroll and related taxes	6,023	4,839
Accrued professional fees	12,500	22,522
	$90,113	$47,473

NOTE 6 – RELATED PARTIES TRANSACTIONS

Notes Payable - SRL

In 2011, the predecessor company to SRL was advanced approximately $1.6 million from S.C. Rondo Invest S.R.L., a company affiliated directly with the former owner of SRL, to fund part of the Euro 3.5 million purchase price of the assets more fully described in Note 4. In 2012, upon formation of SRL and transfer of the buildings and related structures, the predecessor also transferred the related party advance to SRL. In July 2014, the new owner of SRL acquired the related party advance directly from S.C. Rondo Invest S.R.L and entered into a formal short term note with SRL.  The note has a 1-year maturity, is non-interest bearing and is unsecured.

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

During the year ended December 31, 2015, SRL received gross proceeds of approximately $346,000 and issued promissory notes in the aggregate principal amount of approximately $330,000 in three year notes and approximately $16,000 in 1 year notes.  All of the advances were from either shareholder of SRL or the Company.  All of the notes are non-interest bearing.

During the three months ended March 31, 2016, SRL issued promissory notes in respect of proceeds received in the amount of $28,360 as three years, unsecured, non-interest bearing notes. The increase above the cash received of $28,360 resulted from change in the foreign exchange rate between the RON and USD between December 31, 2015 and March 31, 2016.

During the three months ended March 31 ,2016 and 2015, SRL imputed interest, at prevailing interest rates in Romania ranging between 3.25% and 5.5%, of $22,054 and $20,264, respectively for non-interest bearing notes issued to related parties of the Company.

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 6 – RELATED PARTIES TRANSACTIONS (continued)

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

As of March 31, 2016 and December 31, 2015, the Company does not have any instruments outstanding that are convertible or exercisable into shares of its common stock.

At March 31, 2016 and December 31, 2015 respectively there were 256,000,000 shares of common stock issued and outstanding

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

AgriEuro Corp.
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 7 – EQUITY (continued)

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

NOTE 8 – CONCESSIONS AND LEASES

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $508,000  at  March 31, 2016 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $508,000  minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $75,600 per year, at March 31, 2016 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body based on the gross tonnes of reeds harvested on the land under the concession contract, depending on volume of aquaculture harvested. The Company estimates an additional royalty of approximately $703 payable in the current year at a rate of approximately $5.62 per tonne.

Rent expense under the concession for the three months ended March 31, 2016 and 2015 was approximately $18,800 and $20,000, respectively and approximately $9,400 and $10,000, was included in the reed cost inventory at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

On May 22, 2016 the Company’s subsidiary commenced sales of finished reed to customers.  Based on harvested and processed bundles to the date of this report, the Company anticipates loss on raw harvested reed bundles of approximately 40% so that finished reed sales should consist of approximately 200,000 finished bundles a sales price of between EUR1.50 and EUR 1.60 per bundle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

SRL intends to further develop the 1,709 hectares of land in owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land is the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10-year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $508,000 at March 31, 2016 exchange rates into upgrading the current structures on the property on or before October 2017.

RESULTS OF OPERATION

During the year ended December 31, 2015, we commenced realizing revenue for the first time. This revenue was generated entirely by our reed farming business. However, the revenue that we have generated through the date of these financial statements was not sufficient generate net profits for the 2015 year or for the 3 months ended March 31, 2016. We have therefore continued to incur net losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our short and long-term operating and expansion requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2016, compared to Three Month Period Ended March 31, 2015

Our net loss for the three-month period ended March 31, 2016 was $84,805 compared to a net loss of $51,218 during the three month period ended March 31, 2015. During the three-month periods ending March 31, 2016 and 2015, we did not generate any revenue as during this period is when we cultivate and harvest the reeds on our property for sale, which generally occurs beginning in the second quarter of each calendar year  In 2016, we believe we have approximately 200,000 reed bundles available for sale beginning in the second quarter 2016 and depending upon our buyers and whether we contract for and control shipment, we could expect to receive between Euro 1.40 per bundle with no transportation costs and upwards of Euro 1.60 per bundle if we do contract for shipment of the reeds upon their sale.

During the three-month period ended March 31, 2016, we incurred general and administrative expenses of $35,646 compared to $30,954 incurred during the three-month period ended March 31, 2016. The increase was primarily the result of increased operating costs in Romania and also the result of changes in the foreign exchange rate between the new Romanian Leu and the US Dollar. In addition we incurred professional fees of $27,105 with no comparative costs in the period ended March 31, 2015. The increase to costs related to professional fees was primarily the result of the acquisition of SRL and obligations as a reporting company.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2016

As of March 31, 2016, our current assets were $111,517, compared to $101,279 in current assets at December 31. 2015. As of March 31, 2016, our current liabilities were $1,907,210. Current liabilities were comprised of $90,113 in accounts payable and accrued liabilities and $1,817,097 in loans from shareholders.

Accumulated deficit increased from $851,058 as of December 31, 2015 to $935,099 as of March 31, 2016 due to the aforementioned net loss of $84,805.

As noted above, we are currently dependent upon receiving loans from our shareholders.  In addition, as noted above, we began selling our reed harvest in the second quarter of 2016, which will provide us significant liquidity through the remainder of 2016, but will not provide 100% of the liquidity we need to operate profitably.  We expect to raise additional capital to continue moving the Company towards profitability.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The description of the legal proceeding described in Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015 is incorporated herein by this reference.

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

AgriEuro Corp.
Dated: July 22, 2016	By: /s/ RADU COSMIN MONDA
Radu Cosmin Monda, Chief Executive Officer and Chief Financial Officer