Form 10-Q
period 2016-06-30
AgriEuro Corp.
filed 2016-08-22
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-196109

AGRIEURO CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

41-2282815	5400
(IRS Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Sos. Iancului Nr. 60, Apt. 1, Sector 2
Bucharest, Romania 021727
+1-212-655-9818

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES [X] NO [ ]

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,000,000 as of August 18, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of AgriEuro Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Page
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	F-1
Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	F-3
Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 to F-11

AgriEuro Corp.
Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015*
ASSETS

Current Assets
Cash and cash equivalents	$12,190	$20,656
Accounts receivable	25,311	23,777
Inventory	96,585	10,661
Other current assets	63,042	46,185
Total Current Assets	197,128	101,279

Property, plant and equipment, net	4,033,116	3,977,181

TOTAL ASSETS	4,230,244	4,078,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$116,356	$47,473
Short term note	29,396	-
Short term notes payable - related parties	1,796,243	1,730,635
Total Current Liabilities	1,941,995	1,778,108

Notes payable - related party	515,230	486,950

TOTAL LIABILITIES	2,457,225	2,265,058

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 750,000,000 shares authorized,
256,000,000 shares issued and outstanding, respectively	256,000	256,000
Additional paid-in capital	3,039,982	2,995,344
Accumulated deficit	(967,079)	(851,058)
Accumulated other comprehensive loss	(595,816)	(627,679)
Total AgriEuro Corp. Stockholders' Equity	1,733,087	1,772,607
Noncontrolling interest	39,932	40,795
TOTAL STOCKHOLDERS' EQUITY	1,773,019	1,813,402

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,230,244	$4,078,460

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$51,485	$-	$51,485	$-
COST OF GOODS SOLD	23,564	-	23,564	-
GROSS PROFIT	27,921	-	27,921	-

OPERATING EXPENSES
General and administrative	15,826	43,916	51,472	74,870
Professional fees	22,250	13,396	49,355	13,396
Total Operating Expenses	38,076	57,312	100,827	88,266

Operating Loss	(10,155)	(57,312)	(72,906)	(88,266)

OTHER EXPENSE
Interest expense – related party	(22,708)	(21,485)	(44,762)	(41,749)
Total Other Expense	(22,708)	(21,485)	(44,762)	(41,749)

LOSS FROM OPERATION BEFORE INCOME TAXES	(32,863)	(78,797)	(117,668)	(130,015)

Income taxes	-	-	-	-

NET LOSS	(32,863)	(78,797)	(117,668)	(130,015)
Net loss attributable to the noncontrolling interest	883	1,401	1,647	1,401
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	(31,980)	(77,396)	(116,021)	(128,614)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(100,475)	18,524	32,647	(208,246)
Other comprehensive gain (loss) attributable to the noncontrolling interest	1,791	4,998	(784)	4,998

OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TOHE SHAREHOLDERS OF AGRIEURO CORP.	(98,684)	23,522	31,863	(203,248)

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$(130,664)	$(53,874)	$(84,158)	$(331,862)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.07)
Basic and Diluted Weighted Average Common Shares Outstanding	256,000,000	4,761,538	256,000,000	4,532,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,668)	$(130,015)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash interest expense	43,716	41,747
Depreciation	26,139	-
Changes in operating assets and liabilities:
Accounts receivable	(1,103)
Inventory	(84,981)	(39,649)
Other assets	(16,010)	(28,554)
Accounts payable and accrued liabilities	66,746	19,251
Liabilities assumed in reverse acquisition	-	(26,960)
Net cash used in operating activities	(83,161)	(164,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse acquisition	-	17
Capital expenditures	(11,408)	(254,138)
Net cash used in investing activities	(11,408)	(254,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related parties	68,494	470,967
Proceeds from note issuance	29,136	-
Principal payments on borrowings, related party	(11,703)	-
Net cash provided by financing activities	85,927	470,967

Effects on changes in foreign exchange rate	176	(3,448)

Net increase in cash and cash equivalents	(8,466)	49,218
Cash and cash equivalents - beginning of period	20,656	4,882
Cash and cash equivalents - end of period	$12,190	$54,100

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash capital expenditures	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

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

As of June 30, 2016, the Company has a working capital deficit of approximately $1.7 million. The Company completed its winter reed harvest and has recorded 349,088 raw bundles effective March 31, 2016 a portion of which were subsequently cleaned, culled and prepared for initial sales commencing late May 2016. As at June 30, 2016 the Company has sold approximately 20% of its total expected saleable inventory and holds 10,312 saleable bundles in inventory as well as approximately 256,000 raw bundles for processing. The Company expects to burn its crop fields during the third quarter of fiscal 2016 and should have completed sale of the finished reed bundles by close of the third quarter as well.  As of the date of these financial statements, the Company has not acquired automated harvesting equipment and is again relying on manual labor in order to harvest and produce its saleable reed crop in 2016.  The result of not purchasing automated harvesting equipment is an approximate 85% reduction in potential yield while at the same time increasing costs due to the required use of manual labor.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has to date received substantial funding from and has generally been able to obtain waivers to extend its debt from its related parties as those obligations come due.  The Company is expecting to offer its stock in a public offering during fiscal 2016 in order to satisfy its working capital needs in the agricultural and aquaculture industries and also to begin the process of expanding into the hospitality business, however, there can be no assurance that the Company will be able to raise these funds on terms acceptable to the Company and that the related parties will continue to lend to the Company and waive payment obligations as they come due under the short term notes and advances.  If the Company is unable to raise additional funds or should its related parties demand repayment of notes and or advances currently due, the Company may be required to curtail operations and if necessary cease operations.  The condensed consolidated financial statements presented herein do not include any adjustments that might result from this uncertainty.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the condensing rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Significant assumptions included in the preparation of these condensed consolidated financial statements primarily are for the cash flows used in the impairment testing for long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at June 30, 2016 and December 31, 2015, the Company had $25,311 and $23,777 accounts receivable, respectively.

Concentrations

As of June 30, 2016 and December 31, 2015, 100% of the accounts receivable balance consisted of amounts outstanding from three customers. Of this amount there remains $5,640 in uncollected balances related to product sales from fiscal 2015 after application of a substantial reduction to balances carried forward during the three months ended March 31, 2016 from one of our customers. A total of $19,671 is a result of new sales to customers in the three-month period ended June 30, 2016.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. As of June 30, 2016, the Company had approximately 10,312 bundles of readily marketable inventories and a further 256,000 raw bundles.

Inventories other than readily marketable inventories are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the first in-first out method. Inventories at June 30, 2016 consisted of harvested, unprocessed reed bundles at the Company’s cost to harvest and return the land to its original state and 10,312 ready for sale bundles.  Inventories at December 31, 2015 consist of costs related to initial harvesting of reed including fuel and labor.

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

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of June 30, 2016 and has determined that no impairment is required.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	June 30, 2016	December 31, 2015

Reed costs	$93,993	$-
Fuel	149	7,914
Other	2,443	2,747
	$96,585	$10,661

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

Fixed assets consist of the following:

	June 30, 2016	December 31, 2015

Land	$9,861	$9,689
Buildings and related structures (idle and held for development)	3,670,900	3,606,973
Fixture	4,097	4,026
Machinery and equipment	200,258	191,999
Vehicles	177,303	174,474
Construction in progress	38,160	31,450
	4,100,579	4,018,611
Less accumulated depreciation	(67,463)	(41,430)
	$4,033,116	$3,977,181

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

For the six months ended June 30, 2016 depreciation expense was $25,873. The Company will commence depreciation on the buildings and related structures upon completion of work required to bring them to a usable state in its agriculture businesses.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015

Accounts payable	$37,910	$20,112
Accrued payroll and related taxes	2,330	4,839
Accrued reed costs	51,116	-
Accrued professional fees	25,000	22,522
	$116,356	$47,473

NOTE 6 – RELATED PARTY TRANSACTIONS

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

During the six months ended June 30 ,2016 and 2015, SRL imputed interest, at prevailing interest rates in Romania ranging between 3.25% and 5.5%, of $44,637 and $41,747, respectively for non-interest bearing notes issued to related parties of the Company.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 6 – RELATED PARTIES TRANSACTIONS (continued)

Advances Payable - AgriEuro

Prior to the merger with SRL, a director and shareholder of the former shell advanced the Company $7,200.

During the year ended December 31, 2015, one of the Company’s shareholders advanced approximately $121,000 to provide the Company with additional working capital.

During the six months ended June 30, 2016 one of the Company’s shareholders advanced approximately $39,195 to provide the Company with additional working capital.

NOTE 7 – LOAN PAYALBE

On April 7, 2016, SRL issued a note to a third party in respect of proceeds received in the amount of $29,396 (RON 120,000) as a three-month, unsecured, non-interest bearing note.

NOTE 8 - EQUITY

The Company has 750,000,000 shares, $0.001 par value, of common stock authorized.  The Company does not have any authorized classes of preferred stock.

As of June 30, 2016 and December 31, 2015, the Company does not have any instruments outstanding that are convertible or exercisable into shares of its common stock.

At June 30, 2016 and December 31, 2015 respectively there were 256,000,000 shares of common stock issued and outstanding

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

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2016

NOTE 9 – CONCESSIONS AND LEASES

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $490,000 at June 30, 2016 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $490,000 minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $73,000 per year, at June 30, 2016 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body based on the gross tonnes of reeds harvested on the land under the concession contract, depending on volume of aquaculture harvested. The Company estimates an additional royalty of approximately $678 payable in the current year at a rate of approximately $5.42 per tonne.

Rent expense under the concession for the six months ended June 30, 2016 and 2015 was approximately $38,140 and $38,000, respectively and approximately $19,000, was included in the reed cost inventory at June 30, 2016 and June 30, 2015.

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

SRL intends to further develop the 1,709 hectares of land in owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land is the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10-year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $490,000 at June 30, 2016 exchange rates into upgrading the current structures on the property on or before October 2017.

RESULTS OF OPERATIONS

During the year ended December 31, 2015, we commenced realizing revenue for the first time. This revenue was generated entirely by our reed farming business. However, the revenue that we have generated through the date of these financial statements was not sufficient generate net profits for the 2015 year or for the 6 months ended June 30, 2016. We have therefore continued to incur net losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our short and long-term operating and expansion requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2016, compared to Three Month Period Ended June 30, 2015

Our net loss for the three-month period ended June 30, 2016 was $31,977 compared to a net loss of $77,396 during the three-month period ended June 30, 2015. During the three-month periods ending June 30, 2016 we generated gross profit of $27,921 with no comparative revenue in the prior comparative three-month period in 2015.   Revenues were directly related to the sale of approximately 30,200 finished reed bundles, representing approximately 20% of what we forecast as total sales for fiscal 2016 at prices between Euro 1.40 per bundle with no transportation costs and upwards of Euro 1.60 per bundle if we do contract for shipment of the reeds upon their sale.

During the three-month period ended June 30, 2016, we incurred general and administrative expenses of $15,826 compared to $43,916 incurred during the three-month period ended June 30, 2015. The decrease was primarily the result of decreased overhead costs in our harvesting operation during the period ended June 30, 2016. In addition, we incurred professional fees of $22,250 in the current three months ended June 30, 2016 as compared to $13,396 in 2015.  The increase to costs related to professional fees was primarily the result of the acquisition of SRL and obligations as a reporting company in the current period.

Six Month Period Ended June 30, 2016, compared to Six Month Period Ended June 30, 2015

Our net loss for the six-month period ended June 30, 2016 was $116,021 compared to a net loss of $128,614 during the six-month period ended June 30, 2015. During the six-month periods ending June 30, 2016 we generated gross profit of $27,921 with no comparative revenue in the prior comparative six-month period in 2015.   Revenues were directly related to the sale of approximately 30,200 finished reed bundles, representing approximately 20% of what we forecast as total sales for fiscal 2016 at prices between Euro 1.40 per bundle with no transportation costs and upwards of Euro 1.60 per bundle if we do contract for shipment of the reeds upon their sale.

During the six-month period ended June 30, 2016, we incurred general and administrative expenses of $51,472 compared to $74,870 incurred during the six-month period ended June 30, 2015. The decrease was primarily the result of decreased overhead costs in our harvesting operation during the period ended June 30, 2016. In addition, we incurred professional fees of $49,355 in the current six months ended June 30, 2016 as compared to $13,396 in 2015.  The substantive increase to costs related to professional fees was primarily the result of the acquisition of SRL and obligations as a reporting company in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2016

As of June 30, 2016, our current assets were $197,128 compared to $101,279 in current assets at December 31, 2015. The increase is almost entirely attributable to capitalized inventory as the reed harvest was completed as of March 31, 2016 and ready for sale as well as raw bundles remained in inventory at June 30, 2016 with limited inventory on hand as at December 31, 2015. As of June 30, 2016, our current liabilities were $1,941,995 Current liabilities were comprised of $116,356 in accounts payable and accrued liabilities and $1,796,243 in loans from a director and related entities, as well as a further short term note from an arms’ length third party of $29,396. The Company continued to increase its current liabilities as compared to fiscal year end December 31, 2015 as we are unable to meet operational overheads as they come due.

Accumulated deficit increased from $851,058 as of December 31, 2015 to $967,079 as of June 30, 2016 due to the aforementioned net loss of $116,021.

For the six months ended June 30, 2016, we used net cash in operations of $83,161 primarily as a result of a net loss from operations as well as increases to inventory and other assets.   We used 11,408 of cash related to capital expenditures during the six months ended June 30, 2016.

Net cash provided by financing activities of $85,927 during the six months ended June 30, 2016 was primarily due to advances from a related party of $68,494 and short term advances secured by note of $29,136, offset by principal payments on borrowings of $11,703.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AGRIEURO CORP.

Date: August 22, 2016	By:	/s/RADU COSMIN MONDA
Radu Cosmin Monda
Chief Executive Officer and Chief Financial Officer