Form 10-Q
period 2016-09-30
AgriEuro Corp.
filed 2016-11-15
CIK 1605740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,000,000 as of October 31, 2016.

PART I. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	F-1
Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 to F-11

AgriEuro Corp.
Condensed Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015*
ASSETS

Current Assets
Cash and cash equivalents	$20,478	$20,656
Accounts receivable	38,539	23,777
Inventory	53,109	10,661
Other current assets	58,924	46,185
Total Current Assets	171,050	101,279

Property, plant and equipment, net	4,133,968	3,977,181

TOTAL ASSETS	4,305,018	4,078,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$81,714	$47,473
Short term note	30,214	-
Short term notes payable - related parties	1,836,326	1,730,635
Total Current Liabilities	1,948,254	1,778,108

Notes payable - related party	515,230	486,950

TOTAL LIABILITIES	2,463,484	2,265,058

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 750,000,000 shares authorized,
256,000,000 shares issued and outstanding, respectively	256,000	256,000
Additional paid-in capital	3,062,348	2,995,344
Accumulated deficit	(977,261)	(851,058)
Accumulated other comprehensive loss	(541,190)	(627,679)
Total AgriEuro Corp. Stockholders' Equity	1,799,897	1,772,607
Noncontrolling interest	41,637	40,795
TOTAL STOCKHOLDERS' EQUITY	1,841,534	1,813,402

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,305,018	$4,078,460

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$92,774	$151,480	$144,259	$151,480
COST OF GOODS SOLD	39,179	129,533	62,743	129,533
GROSS PROFIT	53,595	21,947	81,516	21,947

OPERATING EXPENSES
General and administrative	17,023	79,916	68,495	154,786
Professional fees	23,900	15,639	73,255	29,035
Total Operating Expenses	40,923	95,555	141,750	183,821

Operating Loss	12,672	(73,608)	(60,234)	(161,874)

OTHER EXPENSE
Interest expense – related party	(22,492)	(22,219)	(67,254)	(63,968)
Total Other Expense	(22,492)	(22,219)	(67,254)	(63,968)

LOSS FROM OPERATION BEFORE INCOME TAXES	(9,820)	(95,827)	(127,488)	(225,842)

Income taxes	-	-	-	-

NET LOSS	(9,820)	(95,827)	(127,488)	(225,842)
Net loss attributable to the noncontrolling interest	(362)	1,417	1,285	2,818
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF AGRIEURO CORP.	(10,182)	(94,410)	(126,203)	(223,024)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	55,971	55,768	88,618	(152,478)
Other comprehensive gain (loss) attributable to the noncontrolling interest	(1,343)	(1,338)	(2,127)	3,660

OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TOHE SHAREHOLDERS OF AGRIEURO CORP.	54,628	54,430	86,491	(148,818)

NET LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)	$44,446	$(39,980)	$(39,712)	$(371,842)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	256,000,000	256,000,000	256,000,000	237,245,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,488)	$(225,842)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash interest expense	66,494	63,968
Depreciation	39,198	19,987
Changes in operating assets and liabilities:
Accounts receivable	(13,366)	(95,884)
Inventory	(41,030)	34,186
Other assets	(10,425)	(34,583)
Accounts payable and accrued liabilities	31,405	68,725
Liabilities assumed in reverse acquisition	-	(26,960)
Net cash used in operating activities	(55,212)	(196,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse acquisition	-	17
Capital expenditures	(13,249)	(218,302)
Net cash used in investing activities	(13,249)	(218,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds borrowing from related parties	63,958	435,037
Proceeds from note issuance	29,546	-
Principal payments on borrowings, related party	(25,565)	(9,303)
Net cash provided by financing activities	67,939	425,734

Effects on changes in foreign exchange rate	344	(3,048)

Net increase in cash and cash equivalents	(178)	7,998
Cash and cash equivalents - beginning of period	20,656	4,882
Cash and cash equivalents - end of period	$20,478	$12,880

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash capital expenditures	$-	$107,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2016

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

As of September 30, 2016, the Company has a working capital deficit of approximately $1.78 million. The Company completed its winter reed harvest and has recorded 349,088 raw bundles effective March 31, 2016 a portion of which were subsequently cleaned, culled and prepared for initial sales commencing late May 2016. As of September 30, 2016 the Company has sold approximately 55% of its total expected saleable inventory and holds 18,972 saleable bundles in inventory as well as approximately 114,619 raw bundles for processing. The Company expects to burn its crop fields during the fourth quarter of fiscal 2016 and should have completed sale of the finished reed bundles by close of the fourth quarter as well.As of the date of these financial statements, the Company has not acquired automated harvesting equipment and is again relying on manual labor in order to harvest and produce its saleable reed crop in 2016.  The result of not purchasing automated harvesting equipment is an approximate 85% reduction in potential yield while at the same time increasing costs due to the required use of manual labor.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
For the Nine Months Ended September 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the condensing rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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
For the Nine Months Ended September 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at September 30, 2016 and December 31, 2015, the Company had $38,539 and $23,777 accounts receivable, respectively.

Concentrations

As of September 30, 2016 and December 31, 2015, 100% of the accounts receivable balance consisted of amounts outstanding from three customers. Of this amount there remains $5,377 in uncollected balances related to product sales from fiscal 2015 after application of a substantial reduction to balances carried forward during the three months ended March 31, 2016 from one of our customers. A total of $33,162 is a result of new sales to customers in the six-month period ended September 30, 2016.

Inventory

Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. As of September 30, 2016, the Company had approximately 18,972 bundles of marketable inventories and a further 114,619 raw bundles.

Inventories other than readily marketable inventories are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the first in-first out method. Inventories at September 30, 2016 consisted of harvested, unprocessed reed bundles at the Company’s cost to harvest and return the land to its original state and 18,972 ready for sale bundles.  Inventories at December 31, 2015 consist of costs related to initial harvesting of reed including fuel and labor.

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

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of September 30, 2016 and has determined that no impairment is required.

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2016

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
For the Nine Months Ended September 30, 2016

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

In August 2016, the FASB issued ASC Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows): The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

NOTE 3 – INVENTORY

The following table shows our inventories, at lower of cost or market:

	September 30, 2016	December 31, 2015

Reed costs	$52,497	$-
Fuel	458	7,914
Other	154	2,747
	$53,109	$10,661

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2016

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

Fixed assets consist of the following:

	September 30, 2016	December 31, 2015

Land	$10,135	$9,689
Buildings and related structures (idle and held for development)	3,773,011	3,606,973
Fixture	4,211	4,026
Machinery and equipment	206,631	191,999
Vehicles	182,534	174,474
Construction in progress	40,229	31,450
	4,216,751	4,018,611
Less accumulated depreciation	(82,783)	(41,430)
	$4,133,968	$3,977,181

For the nine months ended September 30, 2016 depreciation expense was $38,879. The Company will commence depreciation on the buildings and related structures and construction in progress upon completion of work required to bring them to a usable state in its agriculture, upcoming hospitality and aquaculture businesses.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015

Accounts payable	$54,989	$20,112
Accrued payroll and related taxes	4,225	4,839
Accrued professional fees	22,500	22,522
	$81,714	$47,473

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

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Notes Payable – SRL (cont’d)

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

During the nine months ended September 30, 2016 and 2015, SRL imputed interest, at prevailing interest rates in Romania ranging between 3.25% and 5.5%, of $67,254 and $63,968, respectively for non-interest bearing notes issued to related parties. During the period ended September 30, 2016 SRL made principal reductions to the loans in the amount of $25,565 (2015 - $9,303).

Advances Payable - AgriEuro

Prior to the merger with SRL, a director and shareholder of the former shell advanced the Company $7,200.

During the year ended December 31, 2015, one of the Company’s shareholders advanced approximately $121,000 to provide the Company with additional working capital.

During the nine months ended September 30, 2016 one of the Company’s shareholders advanced approximately $63,958 to provide the Company with additional working capital.

NOTE 7 – LOAN PAYALBE

On April 7, 2016, SRL issued a note to a third party in respect of proceeds received in the amount of $30,214 (RON 120,000) as a three-month, unsecured, non-interest bearing note.

NOTE 8 - EQUITY

The Company has 750,000,000 shares, $0.001 par value, of common stock authorized.  The Company does not have any authorized classes of preferred stock.

As of September 30, 2016 and December 31, 2015, the Company does not have any instruments outstanding that are convertible or exercisable into shares of its common stock.

At September 30, 2016 and December 31, 2015 respectively there were 256,000,000 shares of common stock issued and outstanding

AgriEuro Corp.
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 8 – EQUITY (continued)

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

NOTE 9 – CONCESSIONS AND LEASES

On October 22, 2014, SRL entered into a concession agreement with the local government of the county of Tulcea, Romania.  The concession agreement gives SRL the right to engage in any trade or business on the approximately 1,700 hectares it acquired rights to from its predecessor. The contract has an initial term of 10 years, extendable at the option of SRL for an additional 5 years, subject to the requirement that SRL invest a minimum of approximately $503,000 at September 30, 2016 exchange rates, over the first three years of the concession contract, to improve the existing structures on the 1,700 hectares that are the subject of the concession. SRL expects to invest more than the $490,000 minimum required in the concession contract and expects to extend the contract for a full 15 years. In addition, the concession contract requires a minimum yearly royalty (lease payment) of approximately $75,000 per year, at September 30, 2016 exchange rates. The local governing body has limited veto rights over what customers SRL may sell the agricultural and aquaculture products its produces, but has no ability to set prices. In addition to the minimum royalty (lease) payment, SRL also must pay a royalty to the local governing body based on the gross tonnes of reeds harvested on the land under the concession contract, depending on volume of aquaculture harvested. The Company estimates an additional royalty of approximately $678 payable in the current year at a rate of approximately $5.42 per tonne.

Rent expense under the concession for the nine months ended September 30, 2016 and 2015 was approximately $56,900 and $58,000, respectively and approximately $29,000, was included in the reed cost inventory at September 30, 2016 and September 30, 2015.

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

Business Overview

SRL intends to further develop the 1,709 hectares of land in owns in the Periteasca - Leahova area, on the administrative territory of Murighiol locality, Tulcea County, between Black Sea, Grindul Lupilor and Lagoon Complex Razim – Sinoe, Romania. Such land is the basis of SRL conducting reed farming, fish farming and constructing then operating a luxury resort property, including a planned complex with bungalows/cabins on the Danube Delta. The property acquired by the predecessor of the Company included significant infrastructure upgrades made in the late 1970’s and 1980’s to facilitate the reed harvest and aquaculture businesses, however, those infrastructure upgrades have not been properly maintained in the past two decades. As part of the 10-year concession agreement entered into in October 2014 with the local government in the Periteasca – Leahova area, the Company may extend its concession agreement a further 5 years if it invests a minimum of approximately $503,000 at September 30, 2016 exchange rates into upgrading the current structures on the property on or before October 2017.

RESULTS OF OPERATIONS

During the year ended December 31, 2015, we commenced realizing revenue for the first time. This revenue was generated entirely by our reed farming business. However, the revenue that we have generated through the date of these financial statements was not sufficient generate net profits for the 2015 year or for the 9 months ended September 30, 2016. We have therefore continued to incur net losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our short and long-term operating and expansion requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2016, compared to Three Month Period Ended September 30, 2015

Our net loss for the three-month period ended September 30, 2016 was $10,182 compared to a net loss of $94,410 during the three-month period ended September 30, 2015. During the three-month periods ending September 30, 2016 we generated gross profit of $53,595 compared to a gross profit of $21,947 for the three-month period ended September 30, 2015.  Revenues were directly related to the sale of approximately 54,720 finished reed bundles, representing approximately 35% of what we forecast as total sales for fiscal 2016 at prices between Euro 1.40  per bundle with no transportation costs and upwards of Euro 1.60 per bundle if we do contract for shipment of the reeds upon their sale.

During the three-month period ended September 30, 2016, we incurred general and administrative expenses of $17,023 compared to $79,916 incurred during the three-month period ended September 30, 2015. The decrease was primarily the result of decreased overhead costs in our harvesting operation during the period ended September 30, 2016. Fiscal 2015 was the first harvest year for  the Company.  This most recent harvest year, the Company has been able to apply learning gained during the first harvest year to reduce costs and increase gross margin.  Further, should the Company be successful in raising the funds required to acquire additional processing equipment, operating costs should experience a significant further decrease. In addition, we incurred professional fees of $23,900 in the current three months ended September 30, 2016 as compared to $15,639 in 2015.  The increase to costs related to professional fees was primarily the result of the acquisition of SRL and obligations as a reporting company in the current period.

Nine Month Period Ended September 30, 2016, compared to Nine Month Period Ended September 30, 2015

Our net loss for the nine-month period ended September 30, 2016 was $126,203 compared to a net loss of $223,024 during the nine-month period ended September 30, 2015. During the nine-month periods ending September 30, 2016 we generated gross profit of $81,516 compared to a gross profit of $21,947 for the nine-month period ended September 30, 2015.   Revenues were directly related to the sale of approximately 84,960 finished reed bundles, representing approximately 55% of what we forecast as total sales for fiscal 2016 at prices between Euro 1.40 per bundle with no transportation costs and upwards of Euro 1.60 per bundle if we do contract for shipment of the reeds upon their sale.

During the nine-month period ended September 30, 2016, we incurred general and administrative expenses of $68,495 compared to $154,786 incurred during the nine-month period ended September 30, 2015. The decrease was primarily the result of decreased overhead costs in our harvesting operation during the period ended September 30, 2016. This most recent harvest year, the Company has been able to apply learning gained during the first harvest year to reduce costs and increase gross margin.  Further, should the Company be successful in raising the funds required to acquire additional processing equipment, operating costs should experience a significant further decrease. In addition, we incurred professional fees of $73,255 in the current nine months ended September 30, 2016 as compared to $29,035 in 2015.  The substantive increase to costs related to professional fees was primarily the result of the acquisition of SRL and obligations as a reporting company in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2016

As of September 30, 2016, our current assets were $171,050 compared to $101,279 in current assets at December 31, 2015. The increase is almost entirely attributable to capitalized inventory as the reed harvest was completed as of March 31, 2016 allowing bundles to be processed for sale.  A substantial number of ready for sale bundles remained in inventory at September 30, 2016 with only limited inventory on hand as at December 31, 2015. In addition accounts receiveable experienced an increase period over period. As of September 30, 2016, our current liabilities were $1,948,254. Current liabilities were comprised of $81,714 in accounts payable and accrued liabilities, $30,214 in short term notes, and $1,836,326 in loans from a director and related entities. The Company continued to increase its current liabilities as compared to fiscal year end December 31, 2015 as we are unable to meet operational overheads as they come due.

Accumulated deficit increased from $851,058 as of December 31, 2015 to $977,261 as of September 30, 2016 due to the aforementioned net loss of $126,203.

For the nine months ended September 30, 2016, we used net cash in operations of $55,212 primarily as a result of a net loss from operations as well as increases to inventory and other assets.   We used $13,249 of cash related to capital expenditures during the nine months ended September 30, 2016.

Net cash provided by financing activities of $67,939 during the nine months ended September 30, 2016 was primarily due to advances from related parties of $63,958 and short term advances secured by note of $29,546, offset by principal payments on borrowings of $25,565.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The description of the legal proceeding described in Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015 is incorporated herein by this reference.  Effective October 5, 2016, this legal proceeding was resolved pursuant to a confidential settlement agreement, and a request for dismissal has been filed with the court.

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

AGRIEURO CORP.

Date: November 15, 2016	By:	/s/RADU COSMIN MONDA
Radu Cosmin Monda
Chief Executive Officer and Chief Financial Officer